Form 10-Q
period 2014-07-31
LIVE FIT CORP.
filed 2014-09-15
CIK 1610457

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-197291

LIVE FIT CORP
(Exact name of registrant as specified in its charter)

Nevada	90-1035363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lyoner Strasse 14, Frankfurt, Germany 60528
(Address of principal executive offices)

496996759332
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

As of September 15, 2014, there 12,500,000 shares of the issuer's common stock, par value $0.001, outstanding.

LIVE FIT CORP

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Amendment No. 2 filed with the SEC on August 19, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending April 30, 2015.

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2014

LIVE FIT CORP
Balance Sheets

	July 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$14,285	$18,675
Prepaid expenses	-	1,125
Total current assets	14,285	19,800

Total Assets	$14,285	$19,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity
Preferred stock,$0.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 130,000,000 shares authorized;
12,500,000 issued and outstanding	12,500	12,500
Additional paid-in capital	12,500	12,500
Deficit accumulated	(10,715)	(5,200)
Total stockholders' equity	14,285	19,800

Total Liabilities and Stockholders' Equity	$14,285	$19,800

The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statement of Operations
(Unaudited)

Three months ended
July 31,
2014

Revenue	$-

Operating Expenses
Selling, general and administrative	3,740
Professional fees	1,775
Total Operating Expenses	5,515

Loss from Operations	(5,515)

Provision for income taxes	-

Net Loss	$(5,515)

Basic and diluted net loss per common share	$(0.00)

Basic and diluted weighted-average common shares outstanding	12,500,000

The accompanying notes are an integral part of these interim financial statements.

LIVE FIT CORP
Statement of Stockholders' Equity
For the Period of Inception (December 13, 2013) to July 31, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of shares	Amount	Capital	Stage	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.002 per share	12,500,000	12,500	12,500	-	25,000

Net loss	-	-	-	(5,200)	(5,200)
Balances - April 30, 2014	12,500,000	$12,500	$12,500	$(5,200)	$19,800

Net loss for	-	-	-	(5,515)	(5,515)
Balances - July 31, 2014 (unaudited)	12,500,000	$12,500	$12,500	$(10,715)	$14,285

The accompanying notes are an integral part of these interim financial statements.

LIVE FIT CORP
Statement of Cash Flows
(Unaudited)

Three months ended
July 31,
2014

Cash flows from operating activities:
Net loss	$(5,515)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,125
Net cash used in operating activities	(4,390)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Net cash provided by financing activities	-

Net decrease in cash and cash equivalents	(4,390)
Cash and cash equivalents at beginning of period	18,675

Cash and cash equivalents at end of period	$14,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-

The accompanying notes are an integral part of these interim financial statements.

LIVE FIT CORP
Notes to the Interim Financial Statements
July 31, 2014
 (Unaudited)

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

LIVE FIT CORP (the "Company") is a Nevada corporation incorporated on December 13, 2013.  It is based in Frankfurt, Germany.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is April 30.

The Company is in the development stage and intends to offer both personal and group training sessions online. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At July 31, 2014, the Company had $14,285 in cash and cash equivalents, compared to $18,675 in cash and cash equivalents at April 30, 2014.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended July 31, 2014.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as at July 31, 2014 and April 30, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and future filings will reflect the removal of development stage reporting.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended July 31, 2014, the Company has a net loss from operations of $5,515, an accumulated deficit of $10,715 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 -   EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of July 31, 2014 and April 30, 2014.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (December 13, 2013) to July 31, 2014, the company has issued a total of 12,500,000 common shares for $25,000 cash, as follows:

•	On April 10, 2014, the Company issued 12,500,000 shares to an officer and director for $25,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Three Months Ended July 31, 2014
Income tax expense at statutory rate	$(1,875)
Change in valuation allowance	1,875
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

July 31, 2014
NOL Carryover	$3,643
Valuation allowance	(3,643)
Net deferred tax asset	$-

Net operating loss carry forwards of $10,715 begin to expire in 2033.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form S-1 Amendment No. 2, as filed on August 19, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Live Fit," "we," "us," or "our" are to Live Fit Corp.

Corporate Overview

We were incorporated under the laws of the state of Nevada on December 13, 2013 and our fiscal year end is April 30.  Our office is located at Lyoner Strasse 14, Frankfurt, Germany 60528 and our telephone number is +496996759332.  Our registered statutory office is located at 2620 Regatta Dr. Suite 102, Las Vegas, NV, 89128. We do not own any property.

We intend to develop and market online personal training through our website: www.livefittime.com. Once our business is fully developed, our website (www.livefittime.com) will allow our clients to hire personal trainers who will oversee their training, nutrition and overall health lifestyle.  We anticipate that the core of the website will be a teleconferencing tool which will allow trainers to remotely view and communicate with their clients.

To this date, we have incorporated our Company, completed administrative tasks related to the start-up of a new business venture, drafted our business plan, reserved a domain name and engaged a website development company to begin the foundation of our website. Our website is not yet operational and we have not contracted with any fitness instructors to provide services through our site.  We have entered into a website development agreement for a total of $2,200, but this will only develop a basic site which we can showcase to potential investors and clients.  We estimate that we will be required to spend an additional $5,300 to develop our website to the point where we can list personal trainers and provide services.  To this date, we have not generated any revenues.  Once our website is developed to the point where we can engage our client base, we plan on entering into agreements with personal trainers, dieticians and other fitness professionals who will provide services to clients through our site.

Products and Services

If we are able to raise the required funds to fully develop our website, we plan on providing a number of services centered around improving fitness and overall health of our clients.

Personal Training

We anticipate that the core of our services will be based upon one-on-one personal training with the aid of teleconferencing tools.  This will allow real time instruction, motivation and interaction between the client and the trainer.  The training sessions would take place at a customer's home where most exercises could be done with no purpose built fitness equipment.  Current services such as Skype may be used initially, but we hope to develop or license software which will allow us to imbed the teleconferencing service directly into our website. We hope to offer this service at a discount to regular personal training which can range from $50 to $100 per hour.  We hope to offer these services at prices of $25 to $50 per hour, depending on the skills, experience and popularity of trainers available on our service.  We will then keep a portion of the hourly fee from the trainers as our fee.

Meal Plans

As part of the focus on overall fitness, our website will provide nutritional services through registered nutritionists.  Clients will be able to set up for nutritional information, analysis and even entire meal plans supported by recipes.  The fees for nutritional services will depend on the nature of the service, but again we plan to collect a percentage based fee on all charges levied by the nutrition experts.  We plan on implementing these services only after our core personal training tools are fully developed and available to clients.

Equipment Sales

We believe that excellent fitness can be achieved at home with only the most basic of equipment.  However, there are certain advanced exercises which may be more effective with the addition of purpose built fitness equipment.  Upon the completion of both the personal training and the nutritional services parts of our website, we plan on developing an online store with fitness equipment specifically intended for home application.  These items will likely include pieces such as pull up bars, skipping ropes, resistance bands, weights, yoga mats and suspension training equipment such as TRX.

Results of Operations

The following table provides selected financial data about our company for the period ended July 31, 2014 and the year ended April 30, 2014.

Balance Sheet Date	07/31/14	04/30/14

Cash	$14,285	$18,675
Total Assets	$14,285	$19,800
Total Liabilities	$-	$-
Stockholders' Equity	$14,285	$19,554

The Company has been devoting substantially all of its efforts on clearing its recent S-1 registration statement.  The Company's S-1 was declared effective by the SEC on September 3, 2014.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement.

We have generated no revenues since inception on December 13, 2013 and have an accumulated deficit of $10,715 through July 31, 2014.   Total expenses, since inception, were comprised of professional fees of $6,975 and general and administrative costs of $3,740.

Three months ending July 31, 2014:

For the three months ended July 31, 2014, we incurred $3,740 in general and administrative expenses and $1,775 in professional fees, resulting in an operating and net loss of $5,515.

Liquidity and Capital Resources

As at July 31, 2014, our cash balance was $14,285 and we had no current liabilities.

Minimum total expenditures over the next 12 months are expected to be approximately $20,000.  Our current cash balance will not be sufficient.

We had no material commitments for capital expenditures as of December 31, 2013 and June 30, 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering which was declared effective by the SEC on September 3, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended July 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                          Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1                                         Rule 1350 Certification of Principal Executive and Financial Officer
101.INS*                            XBRL Instance
101.SCH*                          XBRL Taxonomy Extension Schema
101.CAL*                          XBRL Taxonomy Extension Calculations
101.DEF*                          XBRL Taxonomy Extension Definitions
101.LAB*                         XBRL Taxonomy Extension Labels
101.PRE*                           XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LIVE FIT CORP
(Registrant)

Dated: September 15, 2014	/s/ Pawel Piesiecki
Pawel Piesiecki
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)