Form 10-Q
period 2014-10-31
LIVE FIT CORP.
filed 2014-12-15
CIK 1610457

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

+496996759332
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

As of December 15, 2014, there 18,800,000 shares of the issuer's common stock, par value $0.001, outstanding.

LIVE FIT CORP

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

LIVE FIT CORP
Balance Sheets

	October 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$35,429	$18,675
Prepaid expenses	-	1,125
Total current assets	35,429	19,800
Total Assets	$35,429	$19,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,933	$-
Total current liabilities	4,933	-

Stockholders' Equity
Preferred stock,$0.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 130,000,000 shares authorized;
17,800,000 and 12,500,000 issued and outstanding, respectively	17,800	12,500
Additional paid-in capital	28,644	12,500
Accumulated deficit	(15,948)	(5,200)
Total stockholders' equity	30,496	19,800
Total Liabilities and Stockholders' Equity	$35,429	$19,800
The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Operations
(Unaudited)

	Three months ended	Six months ended
	October 31,	October 31,
	2014	2014

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	-	3,740
Professional fees	5,233	7,008
Total Operating Expenses	5,233	10,748

Loss from Operations	(5,233)	(10,748)

Provision for income taxes	-	-

Net Loss	$(5,233)	$(10,748)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	15,102,174	13,801,087
The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash	12,500,000	12,500	12,500	-	25,000

Net loss	-	-	-	(5,200)	(5,200)
Balances - April 30, 2014 (Audited)	12,500,000	12,500	12,500	(5,200)	19,800

Common shares issued for cash	5,300,000	5,300	16,144	-	21,444
Net loss	-	-	-	(10,748)	(10,748)
Balances - October 31, 2014 (Unaudited)	17,800,000	$17,800	$28,644	$(15,948)	$30,496
The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Cash Flows
(Unaudited)

Six months ended
October 31,
2014

Cash flows from operating activities:
Net loss	$(10,748)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,125
Accounts payable and accrued liabilities	4,933
Net cash used in operating activities	(4,690)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from issuance of common stock	21,444
Net cash provided by financing activities	21,444

Net increase in cash and cash equivalents	16,754
Cash and cash equivalents at beginning of period	18,675

Cash and cash equivalents at end of period	$35,429

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-
Cash paid during the period for taxes	$-
The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Notes to the Interim Financial Statements
October 31, 2014
 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

LIVE FIT CORP (the "Company") is a Nevada corporation incorporated on December 13, 2013. It is based in Frankfurt, Germany. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is April 30.

The Company intends to offer both personal and group training sessions online. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Amendment No. 2 filed with the SEC on August 19, 2014.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At October 31, 2014, the Company had $35,429 in cash and cash equivalents, compared to $18,675 in cash and cash equivalents at April 30, 2014.

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

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the fair values of all of our other financial instruments approximate their carrying values current because of their nature and respective maturity dates or durations.

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

There were no share-based expenses for the period ended October 31, 2014.

Income Taxes.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at October 31, 2014 and April 30, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended October 31, 2014, the Company has a net loss from operations of $10,748, an accumulated deficit of $15,948 and has earned no revenues since inception.

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

There were no preferred shares issued and outstanding as at October 31, 2014 and April 30, 2014.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 10, 2014, the Company issued 12,500,000 shares to an officer and director for $25,000 cash.

During the period ended October 31, 2014, the Company issued 5,300,000 shares to non-affiliated investors for cash of $21,444.

As at October 31, 2014 and April 30, 2014, the Company had 17,800,000 and 12,500,000 common shares issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended October 31, 2014	Six Months Ended October 31, 2014
Income tax recovery at statutory rate	$1,779	$3,654
Change in valuation allowance	(1,779)	(3,654)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2014	April 30, 2014
NOL Carryover	$5,422	$1,768
Valuation allowance	(5,422)	(1,768)
Net deferred tax asset	$-	$-

Net operating loss carry forwards of $15,948 begin to expire in 2033.

NOTE 6 -SUBSEQUENT EVENTS

As of the date of this report, the Company has issued 1,000,000 shares of its common stock to investors at a rate of $0.004 per share for a total amount raised of $4,000. The Company's public offering is still being conducted and additional funds are expected to be raised.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other events have occurred that require disclosure.

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

Results of Operations

The following table provides selected financial data about our company for the period ended October 31, 2014 and the year ended April 30, 2014.

Balance Sheet Date	October 31, 2014	April 30, 2014

Cash	$36,429	$18,675
Total Assets	$36,429	$19,800
Total Liabilities	$4,933	$-
Stockholders' Equity	$30,496	$19,800

The Company's S-1 was declared effective by the SEC on September 3, 2014.  To date the Company has sold 6,300,000 shares under the Company's current prospectus offering at a price of $0.004 for total proceeds of $25,200. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement.

We have generated no revenues since inception on December 13, 2013 and have an accumulated deficit of $15,948 through October 31, 2014. Total expenses, since inception, were comprised of professional fees of $12,208 and general and administrative costs of $3,740.

Three months ending October 31, 2014:

For the three months ended October 31, 2014, we incurred $0 in general and administrative expenses and $5,233 in professional fees, resulting in an operating and net loss of $5,233.

Six months ending October 31, 2014:

For the six months ended October 31, 2014, we incurred $3,740 in general and administrative expenses and $7,008 in professional fees, resulting in an operating and net loss of $10,748.

Liquidity and Capital Resources

As at October 31, 2014, our cash balance was $35,429, current liabilities were $4,933 and working capital was $30,496.

Minimum total expenditures over the next 12 months are expected to be approximately $20,000. Our current cash balance will not be sufficient.

We had no material commitments for capital expenditures as at October 31, 2014 and April 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of October 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2014.

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
LIVE FIT CORP
(Registrant)

Dated: December 15, 2014	/s/ Pawel Piesiecki
Pawel Piesiecki
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)