Form 10-Q
period 2015-01-31
LIVE FIT CORP.
filed 2015-03-17
CIK 1610457

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 11, 2015, there 20,700,000 shares of the issuer's common stock, par value $0.001, outstanding.

LIVE FIT CORP

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

LIVE FIT CORP
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$33,804	$18,675
Prepaid expenses	-	1,125
Total current assets	33,804	19,800
Total Assets	$33,804	$19,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,100	$-
Total current liabilities	2,100	-

Stockholders' Equity
Preferred stock,$0.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 130,000,000 shares authorized;
20,700,000 and 12,500,000 issued and outstanding, respectively	20,700	12,500
Additional paid-in capital	37,100	12,500
Accumulated deficit	(26,096)	(5,200)
Total stockholders' equity	31,704	19,800
Total Liabilities and Stockholders' Equity	$33,804	$19,800

The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Operations
(Unaudited)

			December 13, 2013
	Three months ended	Nine months ended	(Inception) To
	January 31,	January 31,	January 31,
	2015	2015	2014

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	2,073	5,813	-
Professional fees	8,075	15,083	-
Total Operating Expenses	10,148	20,896	-

Loss from Operations	(10,148)	(20,896)	-

Provision for income taxes	-	-	-

Net Loss	$(10,148)	$(20,896)	$-

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$-

Basic and diluted weighted-average common shares outstanding	19,710,870	15,792,210	0

The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(5,200)	(5,200)
Balances - April 30, 2014 (Audited)	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(20,896)	(20,896)
Balances - January 31, 2014 (Unaudited)	20,700,000	$20,700	$37,100	$(26,096)	$31,704

The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Statements of Cash Flows
(Unaudited)

		December 13, 2013
	Nine months ended	(Inception) To
	January 31,	January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(20,896)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,125	-
Accounts payable and accrued liabilities	2,100	-
Net cash used in operating activities	(17,671)	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	32,800	-
Net cash provided by financing activities	32,800	-

Net increase in cash and cash equivalents	15,129	-
Cash and cash equivalents at beginning of period	18,675	-

Cash and cash equivalents at end of period	$33,804	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

LIVE FIT CORP
Notes to the Interim Financial Statements
January 31, 2015
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At January 31, 2015, the Company had $33,804 in cash and cash equivalents, compared to $18,675 in cash and cash equivalents at April 30, 2014.

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

There were no share-based expenses for the period ended January 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at January 31, 2015 and April 30, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended January 31, 2015, the Company has a net loss from operations of $20,896, an accumulated deficit of $26,096 and has earned no revenues since inception.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2015.

The ability of the Company to continue operations is dependent upon, among other things, obtaining additional financing to develop its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

There were no preferred shares issued and outstanding as at January 31, 2015 and April 30, 2014.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 10, 2014, the Company issued 12,500,000 shares to an officer and director for $25,000 cash.

During the period ended January 31, 2015, the Company issued 8,200,000 shares to non-affiliated investors for cash of $32,800. The initial public offering was closed.

As at January 31, 2015 and April 30, 2014, the Company had 20,700,000 and 12,500,000 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -	PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Nine Months Ended January 31, 2015	December 31, 2013 (Inception) to January 31, 2014
Income tax recovery at statutory rate	$7,105	$-
Change in valuation allowance	(7,105)	-
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	January 31, 2015	April 30, 2014
NOL Carryover	$8,873	$1,768
Valuation allowance	(8,873)	(1,768)
Net deferred tax asset	$-	$-

Net operating loss carry forwards of $26,096 begin to expire in 2033.

NOTE 6 -	SUBSEQUENT EVENTS

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

Results of Operations

The following table provides selected financial data about our company for the period ended January 31, 2015 and the year ended April 30, 2014.

Balance Sheet Date	January 31, 2015	April 30, 2014

Cash	$33,804	$18,675
Total Assets	$33,804	$19,800
Total Liabilities	$2,100	$-
Stockholders' Equity	$31,704	$19,800

The Company's S-1 was declared effective by the SEC on September 3, 2014.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement.

We have generated no revenues since inception on December 13, 2013 and have an accumulated deficit of $26,096 through January 31, 2015.

Three months ended January 31, 2015 and 2014:

For the three months ended January 31, 2015, we incurred $2,073 in general and administrative expenses and $8,075 in professional fees, resulting in an operating and net loss of $10,148. The majority of our expenses were related to ongoing regulatory costs.

For the three months ended January 31, 2014, the Company did not have operating expenses.

Nine months ended January 31, 2015 and 2014:

For the nine months ended January 31, 2015, we incurred $5,813 in general and administrative expenses and $15,083 in professional fees, resulting in an operating and net loss of $20,896. The majority of our expenses were related to ongoing regulatory costs.

For the nine months ended January 31, 2014, the Company did not have operating expenses.

Liquidity and Capital Resources

As at January 31, 2015, our cash balance was $33,804, current liabilities were $2,100 and working capital was $31,704.

Minimum total expenditures over the next 12 months are expected to be approximately $20,000. Our current cash balance will not be sufficient.

We had no material commitments for capital expenditures as at January 31, 2015 and April 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our previous Offering which was declared effective by the SEC on September 3, 2014.  Our offering was closed in December 2014 and the Company sold 8,200,000 shares at $0.004 per share to 26 unaffiliated shareholders for total proceeds of $32,800.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended January 31, 2015.

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

LIVE FIT CORP
(Registrant)

Dated: March 17, 2015	/s/ Pawel Piesiecki
Pawel Piesiecki
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)