Form 10-K
period 2015-04-30
LIVE FIT CORP.
filed 2015-07-13
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

Commission file number: 333-197291

LIVE FIT CORP
(Exact name of registrant as specified in its charter)

Nevada	90-1035363
(State of incorporation)	(I.R.S. Employer Identification No.)

Lyoner Strasse 14, Frankfurt,
Germany 60528
 (Address of principal executive offices)

+496996759332
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                                                                                              Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2014, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day, October 31, 2014.

There were 20,700,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of June 30, 2015.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "Live Fit," "we," "our" or "us" refer to LIVE FIT CORP, unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

Industry and Market

The global fitness and health club industry generates more than 75 billion U.S. dollars in revenue according to the 2013 IHRSA Global Report, which deals with the state of the health club industry.

In its 2014 report, EuropeActive, formerly known as the European Health & Fitness Association, in cooperation with Deloitte, stated that fitness penetration in European countries increased in 2013, resulting in a total of 46 million members in health and fitness clubs.

Development is strongly driven by the growing low-cost operators, like Basic-Fit, Fit For Free, or Pure Gym, which are expanding their concept of affordable fitness. The most successful player in the discount segment also leads the overall membership ranking: 1.2 million people exercise in the almost 200 clubs of Germany-based operator McFit and pay EUR 19.90 per month for their memberships.

Our services are geared towards the cost conscious market of fitness consumers.  Through the use of our services we believe that consumers will have access to world class training regiments without the need to spend large amounts on a gym and personal training.
Competition
We face competition from both brick and mortar gyms as well as online providers of fitness services.  Brick and mortar gyms provide a more personal immediate service which allows clients to use a variety of advanced equipment and online fitness services do provide many of the services which we are planning on installing onto our site.  However, brick and mortar gyms, along with personal training sessions, can be very expensive, and online fitness companies do not provide real time analysis and motivation for clients.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•introduce customers to our product;
•engage personal trainers;
•develop a comprehensive marketing system; and
•increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

As we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Government Regulation

We do not currently need any government approvals to carry out our business as specified above.

Intellectual Property

We do not currently hold any intellectual property rights aside from our website: www.livefittime.com.  When we develop or acquire any intellectual property we intend to, subject to legal advice, apply for trademark protection and copyright protection of our future intellectual property and products in the United States and Europe.

We intend to aggressively assert our rights trademark and copyright laws to protect our future intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our future intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our future intellectual property rights is a key component of our operating strategy.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

As the date of this report, we have no permanent staff other than our sole officer and director, Mr. Pawel Piesiecki, who is our President and CEO. Mr. Piesiecki is employed elsewhere and has the flexibility to work on our company up to 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. Management does not plan to hire additional employees at this time.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

Our office is located at Lyoner Strasse 14, Frankfurt, Germany 60528 and our telephone number is +496996759332. Our registered statutory office is located at 2620 Regatta Dr. Suite 102, Las Vegas, NV, 89128. We do not own any property.

Item 3.       Legal Proceedings

The Company is not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated by any party.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC pink sheets under the symbol "LVFZ". As of June 30, 2015, no active market in common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.

Holders

As of June 30, 2015, there were approximately 27 stockholders of record of our common stock

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of  our board  of directors and will depend on our then current financial condition, results  of operations, capital  requirements and other factors  deemed  relevant  by  the  board  of  directors.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

 None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

For the fiscal year ended April 30, 2015 and the period during December 13, 2013 (Inception) to April 30, 2014

Revenues

The Company did not generate any revenues during the fiscal year ended April 30, 2015 and the period during December 13, 2013 (Inception) to April 30, 2014.

Total operating expenses

For the fiscal year ended April 30, 2015, total operating expenses were $38,771, which included general and administrative expenses of $5,838 and professional fees of $32,933. For the fiscal year ended April 30, 2014, total operating expenses were $5,200, which consisted of professional fees. Total operating expenses increased $33,571, or approximately 646%, primarily due to the period ended April 30, 2014, was comprised of 139 days as compared to an entire year for April 30, 2015.

Net loss

For the fiscal year ended April 30, 2015, the Company had net loss of $38,711, as compared to a net loss of $5,200 for the period during December 13, 2013 (Inception) to April 30, 2014.

Liquidity and Capital Resources

As at April 30, 2015, we had a cash balance of $17,779, current liabilities of $3,950 and stockholders' equity of $13,829, compared to cash balance of $18,675, current liabilities of $0 and stockholders' equity of $19800 for the period during December 13, 2013 (Inception) to April 30, 2014. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2015, net cash flows used in operating activities was $33,696, compared to $6,325 for the period during December 13, 2013 (Inception) to April 30, 2014. The increase of cash used in operating activities were primarily due to the period ended April 30, 2014, was comprised of 139 days as compared to an entire year for April 30, 2015.

Cash Flows from Investing Activities

For the fiscal year ended April 30, 2015 and for the period during December 13, 2013 (Inception) to April 30, 2014, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily through the issuance of equity. During the fiscal year ended April 30, 2015, we received $32,800 cash proceeds from issuance common stock, compared to $25,000 cash proceeds received from issuance common stock during December 13, 2013 (Inception) to April 30, 2014.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $38,771 for the fiscal year ended April 30, 2015. In addition, the Company had working capital and stockholders' equity of $13,829 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At April 30, 2015, the Company had $17,779 in cash and cash equivalents, compared to $18,675 in cash and cash equivalents at April 30, 2014.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

LIVE FIT CORP
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

2348 Sunset Point Road Suite B Clearwater, FL 33765 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Live Fit Corp

We have audited the accompanying balance sheet of Live Fit Corp as of April 30, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2015 and period from Inception (December 13, 2013) through April 30, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Live Fit Corp as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended April 30, 2015 and period from Inception (December 13, 2013) through April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 7, 2015

PCAOB Registered
AICPA Member

LIVE FIT CORP
Balance Sheets

	April 30,	April 30,
	2015	2014

ASSETS
Current Assets
Cash	$17,779	$18,675
Prepaid expenses	-	1,125
Total current assets	17,779	19,800
Total Assets	$17,779	$19,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,950	$-
Total current liabilities	3,950	-

Stockholders' Equity
Preferred stock,$0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 130,000,000 shares authorized; 20,700,000 and 12,500,000 issued and outstanding, respectively	20,700	12,500
Additional paid-in capital	37,100	12,500
Accumulated deficit	(43,971)	(5,200)
Total stockholders' equity	13,829	19,800
Total Liabilities and Stockholders' Equity	$17,779	$19,800

The accompanying notes are an integral part of these audited financial statements.

LIVE FIT CORP
Statements of Operations

		December 13, 2013
	Year Ended	(Inception) To
	April 30,	April 30,
	2015	2014

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	5,838	-
Professional fees	32,933	5,200
Total Operating Expenses	38,771	5,200

Loss from Operations	(38,771)	(5,200)

Provision for income taxes	-	-

Net Loss	$(38,771)	$(5,200)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	16,988,904	2,169,421

The accompanying notes are an integral part of these audited financial statements.

LIVE FIT CORP
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(5,200)	(5,200)
Balances - April 30, 2014	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(38,771)	(38,771)
Balances - April 30, 2015	20,700,000	$20,700	$37,100	$(43,971)	$13,829

The accompanying notes are an integral part of these audited financial statements.

LIVE FIT CORP
Statements of Cash Flows
		December 13, 2013
	Year Ended	(Inception) To
	April 30,	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(38,771)	$(5,200)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,125	(1,125)
Accounts payable and accrued liabilities	3,950	-
Net cash used in operating activities	(33,696)	(6,325)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	32,800	25,000
Net cash provided by financing activities	32,800	25,000

Net (decrease) increase in cash and cash equivalents	(896)	18,675
Cash and cash equivalents at beginning of period	18,675	-

Cash and cash equivalents at end of period	$17,779	$18,675

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

LIVE FIT CORP
Notes to the Audited Financial Statements
April 30, 2015

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At April 30, 2015, the Company had $17,779 in cash and cash equivalents, compared to $18,675 in cash and cash equivalents at April 30, 2014.

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

There were no share-based expenses for the period ended April 30, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at April 30, 2015 and April 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements – Going Concern (Subtopic 205-40)." The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016.  Management is currently evaluating the potential impact that adoption may have on its financial statements and footnote disclosures.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended April 30, 2015, the Company has a net loss from operations of $38,771 an accumulated deficit of $43,971 and has earned no revenues since inception.

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

There were no preferred shares issued and outstanding as at April 30, 2015 and April 30, 2014.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended April 30, 2014, the Company issued 12,500,000 shares to an officer and director for $25,000 cash.

During the period ended April 30, 2015, the Company issued 8,200,000 shares to non-affiliated investors for cash of $32,800 through the Company's initial public offering. The initial public offering was closed.

As at April 30, 2015 and April 30, 2014, the Company had 20,700,000 and 12,500,000 common shares issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended April 30, 2015	December 31, 2013 (Inception) to April 30, 2014
Income tax recovery at statutory rate	$13,182	$1,768
Change in valuation allowance	(13,182)	(1,768)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30, 2015	April 30, 2014
NOL Carryover	$14,950	$1,768
Valuation allowance	(14,950)	(1,768)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $43,971, which expire commencing in fiscal 2033, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other events have occurred that require disclosure.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2015 based on the material weaknesses described below:

•            Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.

•            There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•            The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•            There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2015, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is the name, age and present principal occupation or employment of our current director and executive officer.

Name and Business Address	Age	Position
Pawel Piesiecki	26	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Since 2012 Mr. Piesiecki has been employed as a senior personal trainer at Holmes Place, Warsaw's premier health club.  From 2010 to 2012 Mr. Piesiecki spent time in Australia, training and playing soccer, as well as various work in construction and property development.  From 2007 to 2010 Mr. Piesiecki was the customer service manager for Setu, a residential construction company.

In 2012 Mr. Piesiecki completed a diploma is personal training from the Polish Academy of Sport in Warsaw.  From 2007 to 2010 Mr. Piesiecki attended the Senior Kinesiology and Physical Fitness School in Bialystok, Poland. Between 2008 and 2011 Mr. Piesiecki played soccer for a number of teams in Poland, including as a youth player for Jagiellonia Bialystok, a team playing in the top Polish league.

Mr. Piesiecki was appointed to our board of directors due to his experience and knowledge of the personal fitness industry.

Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During fiscal 2015 our officer and director was not subject to the reporting requirements of Section 16(a) of the Act.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Executive Compensation

Since our incorporation on December 13, 2013, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.

We have no employment agreements with our director or executive officer.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on December 13, 2013, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on December 13, 2013, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on December 13, 2013, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of June 30, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,700,000 shares of our common stock issued and outstanding as of June 30, 2015.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Live fit corp , Lyoner Strasse 14, Frankfurt Germany 60528.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Pawel Piesiecki	12,500,000	60.39%
Directors and officers as a group (1 person)	12,500,000	60.39%

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On April 10, 2014, the Company issued 12,500,000 shares to an officer and director for $25,000 cash.

Shareholder loan

As at April 30, 2015, the Company had no shareholder loans.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant for our fiscal year ended April 30, 2015 and 2014 was DKM Certified Public Accountants. Fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2015	December 13, 2013 (Inception) To April 30, 2014
Audit Fees	$9,500		$4,000
Audit Related Fees	$0	$
Tax Fees	$0		$0
All Other Fees	$0		$0

As of April 30, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibit Number	Exhibit Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE FIT CORP

Dated: July 13, 2015	By:	/s/ Pawel Piesiecki
Name: Pawel Piesiecki
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2015	By:	/s/ Pawel Piesiecki
Name: Pawel Piesiecki
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)