Form 10-Q
period 2015-07-31
LIVE FIT CORP.
filed 2015-09-11
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 333-197291
LIVE FIT CORP.
(Exact name of registrant as specified in its charter)
Nevada	90-1035363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

RM 1001, Unit 5, Building 8, ShangPin FuCheng FuZe Garden,
YanJiao Development District, SanHe City
Heibei Province, China
(Address of principal executive offices)

+8618600638662
(Registrant’s telephone number, including area code)

The former address of the company was:
Lyoner Strasse 14, Frankfurt,
Germany 60528

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,700,000 shares of common stock outstanding as of July 31, 2015.

Live Fit Corp.
- INDEX -

Index
PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on July 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending April 30, 2016.

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2015

Index
LIVE FIT CORP
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2015	2015

ASSETS
Current Assets
Cash	$2,679	$17,779
Total current assets	2,679	17,779
Total Assets	$2,679	$17,779

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$200	$3,950
Total current liabilities	200	3,950

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 130,000,000 shares authorized; 20,700,000 issued and outstanding	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(55,321)	(43,971)
Total stockholders’ equity	2,479	13,829
Total Liabilities and Stockholders’ Equity	$2,679	$17,779

The accompanying notes are an integral part of these condensed interim financial statements.

Index
LIVE FIT CORP
Statement of Operations
(Unaudited)

	Three Months Ended July 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	50	3,740
Professional fees	11,300	1,775
Total Operating Expenses	11,350	5,515

Loss from Operations	(11,350)	(5,515)

Provision for income taxes	-	-

Net Loss	$(11,350)	$(5,515)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	12,500,000

The accompanying notes are an integral part of these condensed interim financial statements.

Index
LIVE FIT CORP
Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(11,350)	$(5,515)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	1,125
Accounts payable and accrued liabilities	(3,750)	-
Net cash used in operating activities	(15,100)	(4,390)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net (decrease) increase in cash and cash equivalents	(15,100)	(4,390)
Cash and cash equivalents at beginning of period	17,779	18,675

Cash and cash equivalents at end of period	$2,679	$14,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Index
LIVE FIT CORP
Statements of Stockholders’ Equity

	Common stock		Additional
	Number of		Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(5,200)	(5,200)
Balances – April 30, 2014	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(38,771)	(38,771)
Balances – April 30, 2015	20,700,000	20,700	37,100	(43,971)	13,829
Common shares issued for cash	-	-	-	-	-
Net loss	-	-	-	(11,350)	(11,350)

Balances at July 31, 2015	20,700,000	$20,700	$37,100	$(55,321)	$2,479

The accompanying notes are an integral part of these condensed interim financial statements.

Index
LIVE FIT CORP
Notes to the Interim Financial Statements
July 31, 2015
(Unaudited)

NOTE 1 -                          ORGANIZATION, CHANGE IN CONTROL AND DESCRIPTION OF BUSINESS
LIVE FIT CORP (the “Company”) is a Nevada corporation incorporated on December 13, 2013. It was previously based in Frankfurt, Germany, and is now based in SanHe City, Heibei Province in the Peoples Republic of China.
On August 14, 2015, a change in control occurred, and Pawel Piesiecki (the “Seller” or "Piesiecki") entered into a Stock Purchase Agreement with eight (8) entities (set forth below) formed under the laws of the British Virgin Islands (“Purchasers”), pursuant to which the Seller sold to the Purchasers an aggregate of 12,500,000 shares of Live Fit Corp, a Nevada corporation (the “Company”) common stock, representing approximately 60.4% of the total issued and outstanding shares of common stock, for total consideration of US$50,000. The source of the purchase price was from personal funds of the Purchasers. We refer to the transaction consummated under the Stock Purchase Agreement as the “Transaction.”
The Transaction and the change of control were previously reported in a Form 8-K that was filed with the United States Securities and Exchange Commission on August 19, 2015. Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Piesiecki. Mr. Piesiecki resigned from his position as President, Secretary, Treasurer and Chief Financial Officer effective immediately at the closing and also resigned from his position as the sole director of the Company. Mr. Piesiecki’s resignation as director was effective on August 29, 2015, ten (10) days following the filing of the Information Statement on Schedule 14f-1 (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and distribution of the Information Statement to the shareholders of the Company. In his capacity as a director, Mr. Piesiecki appointed Lu Zhong Hua to fill the vacancies created by his resignation as the sole officer of the Company, and also appointed her to serve as a director of the Company. The Information Statement was filed with the SEC on August 19, 2015, and was mailed to all shareholders of record on that same date.  Mrs. Lu Zhong Hua is presently the sole director and officer of the Company.
Previously, the Company intended to offer both personal and group fitness training sessions online. At this time the Company has no specific business, and new management and the controlling shareholders intend to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage. Further, the Company has no full-time employees and owns no real property. The Company has no specific plans, arrangements, understandings or commitments with respect to any business combination.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is April 30.

Index
NOTE 2 -                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2015.
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
Commitments and Contingencies
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at July 31, 2015 and April 30, 2015.
Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.
NOTE 3 -                          GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended July 31, 2015, the Company has a net loss from operations of $11,350, an accumulated deficit of $55,321 and has earned no revenues since inception.
The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2016.
The ability of the Company to continue operations is dependent upon, among other things, obtaining additional financing to develop its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
NOTE 4 - EQUITY
Preferred Stock
The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.
There were no preferred shares issued and outstanding as at July 31, 2015 and April 30, 2015.
Common Shares
The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.
As at July 31, 2015 and April 30, 2015, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.
The Company has no stock option plan, warrants or other dilutive securities.
NOTE 5 - SUBSEQUENT EVENTS
As noted above in Note 1 a change of control occurred on August 14, 2015, and management of the Company and its controlling shareholders intend to seek to acquire one or more existing businesses that have existing management, through merger or acquisition or some other form of business combination. The Company has no specific plans, arrangements, understandings or commitments with respect to any business combination.
Management has evaluated subsequent events through the date these financial statements were available to be issued, and based on their evaluation no other events have occurred that would require disclosure.

Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statement Notice
Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Live Fit Corp. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate, and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.
Description of Business
The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, or industry or and, thus, may acquire any type of business. Although Management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets evaluation will be based in China or Asia.
The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing periodic reports under the Securities Exchange Act of 1934, as amended, and
(ii)	investigating, analyzing and consummating an acquisition.
We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

Index
The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.
Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.
The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.
 Liquidity and Capital Resources
As of July 31, 2015, the Company had assets equal to $2,679, comprised exclusively of cash and cash equivalents.  This compares with assets of $17,779, comprised exclusively of cash and cash equivalents as of April 30, 2015. The Company's liabilities as of July 31, 2015 were $200.  This compares with total liabilities of $3,950 as of April 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Index
The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2015 and 2014.
	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	For the Cumulative Period from December 13 2013 (Inception) to July 31, 2015
Net Cash (Used in) Operating Activities	$(15,100)	$(4,390)	$-
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	-
Net decrease in cash and cash equivalents	$(15,100)	$(4,390)	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.
 Results of Operations
The Company is not currently conducting any active business operations. Management is focused upon trying to locate suitable acquisition candidates. No revenue has been generated by the Company from December 13, 2013 (Inception) to July 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Index
The following table provides selected financial data about our company for the period ended July 31, 2015 and the year ended April 30, 2015:

Balance Sheet Date	July 31, 2015	April 30, 2015

Cash	$2,679	$17,779
Total Assets	$2,679	$17,779
Total Liabilities	$200	$3,950
Stockholders' Equity	$2,479	$13,829

Three months ended July 31, 2015 and 2014:
For the three months ended July 31, 2015, the Company had a net loss of $11,350 consisting of selling, general and administrative expenses of $50 and professional fees of $11,300.
For the three months ended July 31, 2014, the Company had a net loss of $5,515 consisting of selling, general and administrative expenses of $3,740 and professional fees of $1,775.
The decrease in selling, general and adminstrative expense was the result of a reduction in advertising and promotion.  The increase in professional fees is attributable to ongoing regulattory reporting.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Index

Contractual Obligations
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Subsequent to the change in control that occurred on August 14, 2015, our sole officer and director considered our disclosure controls and procedures. Mrs. Lu concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties since there is a single officer and director. Further, we have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.
We plan to rectify these deficiencies upon consummation of a business combination with an operating company when we expect to have sufficient resources so that a majority of the Board will consist of independent board members and the number of personnel performing key functions in the Company can be increased so that duties can be better segregated. There can be no assurance that we will have sufficient resources to accomplish these goals.
Changes in Internal Controls
Subsequent to the change in control that occurred on August 14, 2015, our sole officer and director considered our internal controls. To the best of her knowledge there were no changes in our internal controls over financial reporting during the quarter ended July 31, 2015 that could have materially affected or are reasonably likely to materially affect our internal controls.

Index
PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.
Item 1A.  Risk Factors.
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
None.
Item 6.  Exhibits.
The following exhibits are included as part of this report:
EXHIBIT NO.         DESCRIPTION
31.1	Certificate of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2015	Live Fit Corp.

	By:	/s/Lu Zhong Hua Name: Lu Zhong Hua Title : Principal Executive Officer and Principal Financial Officer