Form 10-Q
period 2015-10-31
LIVE FIT CORP.
filed 2016-05-31
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,700,000 shares of common stock outstanding as of May 19, 2016.

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

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015

Index

LIVE FIT CORP
Condensed Balance Sheets
(Unaudited)

	October 31,	April 30,
	2015	2015

ASSETS
Current Assets
Cash	$2,679	$17,779
Prepaid expenses	8,644	-
Total current assets	11,323	17,779
Total Assets	$11,323	$17,779

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,128	$3,950
Due to shareholder	20,000	-
Total current liabilities	23,128	3,950
Total liabilities	23,128	3,950

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 130,000,000 shares authorized; 20,700,000 issued and outstanding	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(69,605)	(43,971)
Total stockholders’ (deficit) equity	(11,805)	13,829
Total Liabilities and Stockholders’ Equity	$11,323	$17,779

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Condensed Statement of Operations
(Unaudited)

	Three Months Ended October 31		Six months ended October 31,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	-	-	-	3,740
Professional fees	14,284	5,233	25,634	7,008
Total Operating Expenses	14,284	5,233	25,634	10,748

Loss from Operations	(14,284)	(5,233)	(25,634)	(10,748)

Provision for income taxes	-	-	-	-

Net Loss	$(14,284)	$(5,233)	$(25,634)	(10,748)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	15,102,174	20,700,000	13,801,087

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(25,634)	$(10,748)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	(8,644)	1,125
Accounts payable and accrued liabilities	(822)	4,933
Net cash used in operating activities	(35,100)	(4,690)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	21,444
Advance from shareholder	20,000	-
Net cash provided by financing activities	20,000	21,444

Net (decrease) increase in cash and cash equivalents	(15,100)	16,754
Cash and cash equivalents at beginning of period	17,779	18,675

Cash and cash equivalents at end of period	$2,679	$35,429

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Statements of Stockholders’ (Deficit) Equity

	Common stock		Additional
	Number of		Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(5,200)	(5,200)
Balances – April 30, 2014	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(38,771)	(38,771)
Balances – April 30, 2015	20,700,000	20,700	37,100	(43,971)	13,829

Net loss	-	-	-	(25,634)	(25,634)

Balances at October 31, 2015	20,700,000	$20,700	$37,100	$(69,605)	$(11,805)

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Notes to the Condensed Financial Statements
October 31, 2015
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

The Transaction and the change of control were previously reported in a Form 8-K that was filed with the United States Securities and Exchange Commission on August 19, 2015. Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Piesiecki. Mr. Piesiecki resigned from his position as President, Secretary, Treasurer and Chief Financial Officer effective immediately at the closing and also resigned from his position as the sole director of the Company. Mr. Piesiecki’s resignation as director was effective on August 29, 2015, ten (10) days following the filing of the Information Statement on Schedule 14f-1 (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and distribution of the Information Statement to the shareholders of the Company. In his capacity as a director, Mr. Piesiecki appointed Lu Zhong Hua to fill the vacancies created by his resignation as the sole officer of the Company, and also appointed her to serve as a director of the Company. The Information Statement was filed with the SEC on August 19, 2015, and was mailed to all shareholders of record on that same date.  Ms. Lu Zhong Hua resigned on the May 18, 2016 from all positions with the Company and appointed Mr.Chan Wai Lun as the sole director and officer.

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

Index

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at October 31, 2015 and April 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended October 31, 2015, the Company has a net loss from operations of $25,634, an accumulated deficit of $69,605 and has earned no revenues since inception.

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

Index

NOTE 4 – RELATED PARTY TRANSACTION

As of October 31, 2015 and April 30, 2015, the amounts due to a shareholder was $20,000 and $0, respectively. The $20,000 advance was made as a prepayment of professional legal services expenses at the time made.
NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at October 31, 2015 and April 30, 2015.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As at October 31, 2015 and April 30, 2015, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, and based on their evaluation no events have occurred that would require disclosure.

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

 Liquidity and Capital Resources

As of October 31, 2015, the Company had assets equal to $11,323, comprised of cash and cash equivalents and prepaid expenses.  This compares with assets of $17,779, comprised exclusively of cash and cash equivalents as of April 30, 2015. The Company's liabilities as of October 31, 2015 were $23,128 which comprised of accounts payable and accrued liabilities and due to shareholder.  This compares with total liabilities of $3,950 as of April 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Index

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2015 and 2014.
	Six Months Ended October 31, 2015	Six Months Ended October 31, 2014
Net Cash (Used in) Operating Activities	$(35,100)	$(4,690)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	20,000	21,444
Net (decrease)increase in cash and cash equivalents	$(15,100)	$16,754

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

 Results of Operations

The Company is not currently conducting any active business operations. Management is focused upon trying to locate suitable acquisition candidates. No revenue has been generated by the Company from December 13, 2013 (Inception) to October 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Index

The following table provides selected financial data about our company for the period ended October 31, 2015 and the year ended April 30, 2015:

Balance Sheet Date	October 31, 2015	April 30, 2015

Cash	$2,679	$17,779
Total Assets	$11,323	$17,779
Total Liabilities	$23,128	$3,950
Stockholders' (Deficit) Equity	$(11,805)	$13,829

Three months ended October 31, 2015 and 2014:

For the three months ended October 31, 2015, the Company had a net loss of $14,284 consisting solely of professional fees of $14,284.

For the three months ended October 31, 2014, the Company had a net loss of $5,233 consisting of solely professional fees of $5,233.

The increase in professional fees is attributable to ongoing regulatory reporting.

Six months ended October 31, 2015 and 2014:

For the six months ended October 31, 2015, the Company had a net loss of $25,634 consisting of solely professional fees of $25,634.

For the six months ended October 31, 2014, the Company had a net loss of $10,748 consisting of Selling, general and administrative of $3,740 and professional fees of $7,008.

The decrease in selling, general and administrative expense was the result of a reduction in advertising and promotion.  The increase in professional fees is attributable to ongoing regulatory reporting.

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

Changes in Internal Controls

Subsequent to the change in control that occurred on August 14, 2015, our sole officer and director considered our internal controls. To the best of her knowledge there were no changes in our internal controls over financial reporting during the quarter ended October 31, 2015 that could have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: May 31, 2016	Live Fit Corp.

	By:	/s/ Chan Wai Lun Name: Chan Wai Lun Title : Principal Executive Officer and Principal Financial Officer