Form 10-Q
period 2016-01-31
LIVE FIT CORP.
filed 2016-05-31
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

LIVE FIT CORP

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016

Index

LIVE FIT CORP
Condensed Balance Sheets
(Unaudited)

	January 31,	April 30,
	2016	2015

ASSETS
Current Assets
Cash	$2,679	$17,779
Total current assets	2,679	17,779
Total Assets	$2,679	$17,779

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,429	$3,950
Due to shareholder	20,000	-
Total current liabilities	23,429	3,950
Total liabilities	23,429	3,950

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 130,000,000 shares authorized; 20,700,000 issued and outstanding	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(78,550)	(43,971)
Total stockholders’ (deficit) equity	(20,750)	13,829
Total Liabilities and Stockholders’ Equity	$2,679	$17,779

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Condensed Statement of Operations
(Unaudited)

	Three Months Ended January 31		Nine months ended January 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	-	2,073	-	5,813
Professional fees	8,945	8,075	34,579	15,083
Total Operating Expenses	8,945	10,148	34,579	20,896

Loss from Operations	(8,945)	(10,148)	(34,579)	(20,896)

Provision for income taxes	-	-	-	-

Net Loss	$(8,945)	$(10,148)	$(34,579)	$(20,896)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	19,710,870	20,700,000	15,792,210

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(34,579)	$(20,896)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	1,125
Accounts payable and accrued liabilities	(521)	2100
Net cash used in operating activities	(35,100)	(17,671)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,800
Advance from shareholder	20,000	-
Net cash provided by financing activities	20,000	32,800

Net (decrease) increase in cash and cash equivalents	(15,100)	15,129
Cash and cash equivalents at beginning of period	17,779	18,675

Cash and cash equivalents at end of period	$2,679	$33,804

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Statements of Stockholders’ (Deficit) Equity

	Common stock		Additional
	Number of		Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance - December 13, 2013 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash	12,500,000	12,500	12,500	-	25,000
Net loss	-	-	-	(5,200)	(5,200)
Balances – April 30, 2014	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(38,771)	(38,771)
Balances – April 30, 2015	20,700,000	20,700	37,100	(43,971)	13,829

Net loss	-	-	-	(34,579)	(34,579)

Balances at January 31, 2016	20,700,000	$20,700	$37,100	$(78,550)	$(20,750)

The accompanying notes are an integral part of these condensed financial statements.

Index

LIVE FIT CORP
Notes to the Condensed Financial Statements
January 31, 2016
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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at January 31, 2016 and April 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended January 31, 2016, the Company has a net loss from operations of $34,579, an accumulated deficit of $78,550and has earned no revenues since inception.

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

Index

NOTE 4 – RELATED PARTY TRANSACTION

As of January 31, 2016 and April 30, 2015, the due to shareholder was $20,000 and $0, respectively. The $20,000 advance was made as a prepayment of professional legal services expenses at the time made.
NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at January 31, 2016 and April 30, 2015.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As at January 31, 2016 and April 30, 2015, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.

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

 Liquidity and Capital Resources

As of January 31, 2016 the Company had assets equal to $2,679, comprised of solely cash and cash equivalents. This compares with assets of $17,779, comprised exclusively of cash and cash equivalents as of April 30, 2015. The Company's liabilities as of January 31, 2016 were $23,429 which comprised of accounts payable and accrued liabilities and due to shareholder.  This compares with total liabilities of $3,950 as of April 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Index

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2016 and 2015.
	Nine Months Ended January 31, 2016	Nine Months Ended January 31, 2015
Net Cash (Used in) Operating Activities	$(35,100)	$(17,671)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	20,000	32,800
Net (decrease) increase in cash and cash equivalents	$(15,100)	$15,129

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

 Results of Operations

The Company is not currently conducting any active business operations. Management is focused upon trying to locate suitable acquisition candidates. No revenue has been generated by the Company from December 13, 2013 (Inception) to January 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Index

The following table provides selected financial data about our company for the period ended January 31, 2016 and the year ended April 30, 2015:

Balance Sheet Date	January 31, 2016	April 30, 2015

Cash	$2,679	$17,779
Total Assets	$2,679	$17,779
Total Liabilities	$23,429	$3,950
Stockholders' (Deficit) Equity	$(20,750)	$13,829

Three months ended January 31, 2016 and 2015:

For the three months ended January 31, 2016, the Company had a net loss of $8,945 consisting of solely professional fees of $8,945.

For the three months ended January 31, 2015, the Company had a net loss of $10,148 consisting of selling, general and administrative expense of $2,073 and professional fees of $8,075.

The decrease in selling, general and administrative expense was the result of a reduction in advertising and promotion.  The increase in professional fees is attributable to ongoing regulatory reporting.

Nine months ended January 31, 2016 and 2015:

For the nine months ended January 31, 2016, the Company had a net loss of $34,579 consisting of solely professional fees of $34,579.

For the nine months ended January 31, 2015, the Company had a net loss of $20,896 consisting of of selling, general and administrative expense of $5,813 and professional fees of $15,083.

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

Changes in Internal Controls

Subsequent to the change in control that occurred on August 14, 2015, our sole officer and director considered our internal controls. To the best of her knowledge there were no changes in our internal controls over financial reporting during the quarter ended January 31, 2016 that could have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: May 31, 2016	Live Fit Corp.

	By:	/s/Chan Wai Lun Name: Chan Wai Lun Title : Principal Executive Officer and Principal Financial Officer