Form 10-K
period 2016-04-30
Starlight Supply Chain Management Co
filed 2016-08-26
CIK 1610457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-197291

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

(formerly known as as Live Fit Corp.)

(Exact name of registrant as specified in its charter)

Nevada	90-1035363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1001, Unit 5, Building 8, ShangPin FuCheng FuZe Garden

YanJiao Development District, SanHe City

                                         Heibei Province, China

(Address of principal executive offices)

                                               +8618600638662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant on October 31, 2015, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, October 31, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

There were 20,700,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of July 31, 2016.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Starlight Supply Chain Management Company. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate, and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

Starlight Supply Chain Management Company (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on December 13, 2013 under the name “Live Fit Corp” and maintains its principal executive offices at Room 1001, Unit 5, Building 8, ShangPin FuCheng FuZe Garden, YanJiao Development District, SanHe City, Heibei Province, China. The Company was formed to develop and market online personal training through its website, www.livefittime.com, which, when fully developed, would allow the Company’s clients to hire personal trainers who would oversee their training, nutrition and overall health lifestyle.  It was anticipated that the core of the website would be a teleconferencing tool which would allow trainers to remotely view and communicate with their clients.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2014, which was declared effective on September 3, 2014. In September 2015, management of the Company abandoned its business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management has undertaken steps to have the Company’s Common Stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC, and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We intend to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Although Management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets operations will be based in China or Asia.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than our target. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies may arise. If we and any other blank check companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have limited operating history.

Historically, the Company has a very limited operating history, and at present has no operations or revenue and only minimal assets. Therefore, there is a risk that we will be unable to consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. We have not entered into a written employment agreement with management and they are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities Exchange Commission (“SEC”) as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is only a limited trading market for our common stock, and liquidity of shares of our common stock is limited.

Although our common stock is quoted on the OTC Pink market, there is no significant public trading market for our common stock. Further, we do not anticipate that a significant public trading market will develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Accordingly, the liquidity of our shares of common stock is limited.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorizes the issuance of a maximum of 4,000,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval, and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We are controlled by our management, whose interest may differ from those of the other shareholders.

As of the date of this filing, Mr. CHAN Wai Lun, the sole officer and director of the Company, has sole voting power over 12,500,000 shares of the Company’s common stock, or approximately 60.4% of the outstanding shares of common stock. Therefore, Mr. CHAN Wai Lun may be in a position to elect the board of directors and to control the business and affairs of the Company including significant corporate actions such as mergers and acquisitions, the sale or purchase of assets and the issuance and sale of our securities. The Company also may be prevented from entering into transactions that could be beneficial to the Company’s other shareholders. The interest of our largest shareholders, which are controlled by CHAN Wai Lun, may differ from the interests of our other shareholders.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of common stock. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transaction for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Articles of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and other businesses.

The forward-looking statements contained in this annual report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 4,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, its Common Stock is eligible for quotation on the OTC Pink market under the symbol SSCM. As of May 16, 2016, there were approximately 31 holders of record of the Common Stock and an aggregate of 20,700,000 shares of Common Stock outstanding. The Company sold 8,200,000 shares of its Common Stock under its registration statement on Form S-1, and management believes that all of those shares are unrestricted and free trading.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended April 30, 2016.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statement Notice

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as "we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate, and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, or industry or and, thus, may acquire any type of business. Although Management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets operations will be based in China or Asia.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2016 and 2015

Revenues

The Company did not generate any revenues during the fiscal year ended April 30, 2016 and April 30, 2015.

Total operating expenses

For the fiscal year ended April 30, 2016, total operating expenses were $63,067 which consisted of general and administrative expenses of $13,979 and professional fees and related costs of $49,088. For the fiscal year ended April 30, 2015, total operating expenses were $38,771, which consisted of general and administrative expenses of $5,838 and $32,933 of professional fees. Total operating expenses increased $24,296, or approximately 63%. The increase in operating expenses was due to a write off of assets of $13,979, and an increased need for professional services during the fiscal year ended April 30, 2016.

Net loss

For the fiscal year ended April 30, 2016, the Company had net loss of $63,067, as compared to a net loss of $38,771 for the year ended April 30, 2015.

 Liquidity and Capital Resources

As of April 30, 2016, the Company had $50 of escrow funds receivable. The Company's liabilities as of April 30, 2016 were $49,288, which was comprised of accounts payable, accrued liabilities and due to shareholder.  This compares with total liabilities of $3,950 as of April 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended April 30, 2016 and 2015.

	Year ended April 30, 2016	Year ended April 30, 2015
Net Cash (Used in) Operating Activities	$(23,000)	$(32,800)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	23,000	32,800
Net decrease in cash and cash equivalents	$-	$-

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2016, net cash flows used in operating activities was $23,000, compared to $32,800 for the year ended April 30, 2015. The decrease in cash used in operating activities was primarily due to an increase in liabilities associated with operations, including increased accounts payable and accrued liabilities as of April 30, 2016.

Cash Flows from Investing Activities

For the fiscal year ended April 30, 2016 and 2015, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily through the issuance of equity. During the year ended April 30, 2016, we received a loan from a shareholder of $23,000 to pay professional fees incurred by the Company. During the year ended April 30, 2015, we received $32,800 cash proceeds from the issuance of common stock.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $63,067 for the fiscal year ended April 30, 2016. In addition, the Company had working deficit of $49,238 and stockholders' deficit of $49,238 at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and have a limited operating history. There are no assurances that we will be able to either generate sufficient funds from the operations of a target company that we acquire or obtain additional financing through either private placements and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

Starlight Supply Chain Management Company (“the Company”)

We have audited the accompanying balance sheets of Starlight Supply Chain Management Company (the “Company”) as of April 30, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 and 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2016 and 2015, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong,	/s/ DCAW (CPA) Limited
August 24, 2016

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Balance Sheets

(Stated in U.S. Dollars except Number of Shares)

	April 30,	April 30,
	2016	2015

ASSETS
Current Assets
Escrow fund receivable	$50	$17,779
Total current assets	50	17,779
Total Assets	$50	$17,779

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,288	$3,950
Due to shareholder	23,000	-
Total current liabilities	49,288	3,950
Total liabilities	49,288	3,950

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of April 30, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value, 130,000,000 shares authorized; 20,700,000 issued and outstanding as of April 30, 2016 and 2015, respectively	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(107,038)	(43,971)
Total stockholders’ deficit	(49,238)	13,829
Total Liabilities and Stockholders’ Equity	$50	$17,779

The accompanying notes are an integral part of these financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Statement of Operations

(Stated in U.S. Dollars except Number of Shares)

	Year ended April 30,
	2016	2015
Revenue	$-	$-

Operating Expenses
Selling, general and administrative	13,979	5,838
Professional fees	49,088	32,933
Total Operating Expenses	63,067	38,771

Loss from Operations	(63,067)	(38,771)

Provision for income taxes	-	-

Net Loss	$(63,067)	$(38,771)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	16,988,904

The accompanying notes are an integral part of these financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Statements of Stockholders’ (Deficit) Equity

(Stated in U.S. Dollars except Number of Shares)

					Total
	Common stock		Additional		Stockholders
	Number of		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balances as of April 30, 2014	12,500,000	12,500	12,500	(5,200)	19,800
Common shares issued for cash	8,200,000	8,200	24,600	-	32,800
Net loss	-	-	-	(38,771)	(38,771)
Balances as of April 30, 2015	20,700,000	20,700	37,100	(43,971)	13,829

Net loss	-	-	-	(63,067)	(63,067)

Balances as of April 30, 2016	20,700,000	$20,700	$37,100	$(107,038)	$(49,238)

The accompanying notes are an integral part of these financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Statements of Cash Flows

(Stated in U.S. Dollars except Number of Shares)

	Year Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(63,067)	$(38,771)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Escrow fund receivable	17,729	896
Prepaid expenses	-	1,125
Accounts payable and accrued liabilities	22,338	3,950
Net cash used in operating activities	(23,000)	(32,800)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,800
Due to a shareholder	23,000	-
Net cash provided by financing activities	23,000	32,800

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Notes to the Financial Statements

(Stated in U.S. Dollars except Number of Shares)

NOTE 1 - ORGANIZATION, CHANGE IN CONTROL AND DESCRIPTION OF BUSINESS

Starlight Supply Chain Management Company (the “Company”), formerly Live Fit Corp, is a Nevada corporation incorporated on December 13, 2013. It was previously based in Frankfurt, Germany, and is now based in SanHe City, Heibei Province in the Peoples Republic of China.

On August 14, 2015, a change in control occurred, and Pawel Piesiecki (the “Seller” or "Piesiecki") entered into a Stock Purchase Agreement with eight (8) entities formed under the laws of the British Virgin Islands (“Purchasers”), pursuant to which the Seller sold to the Purchasers an aggregate of 12,500,000 shares of common stock, representing approximately 60.4% of the total issued and outstanding shares of common stock, for total consideration of US$50,000. The source of the purchase price was from personal funds of the Purchasers. We refer to the transaction consummated under the Stock Purchase Agreement as the “Transaction.”

The Transaction and the change of control were previously reported in a Form 8-K that was filed with the United States Securities and Exchange Commission on August 19, 2015. Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Piesiecki. Mr. Piesiecki resigned from his position as President, Secretary, Treasurer and Chief Financial Officer effective immediately at the closing and also resigned from his position as the sole director of the Company. Mr. Piesiecki’s resignation as director was effective on August 29, 2015, ten (10) days following the filing of the Information Statement on Schedule 14f-1 (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and distribution of the Information Statement to the shareholders of the Company. In his capacity as a director, Mr. Piesiecki appointed Lu Zhong Hua to fill the vacancies created by his resignation as the sole officer of the Company, and also appointed her to serve as a director of the Company. The Information Statement was filed with the SEC on August 19, 2015, and was mailed to all shareholders of record on that same date.  Ms. Lu Zhong Hua resigned on the May 18, 2016 from all positions with the Company and appointed Mr. Chan Wai Lun as the sole director and officer.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States ("U.S. GAAP").

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

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

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of April 30, 2016 and 2015, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Escrow Fund Receivable

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at April 30, 2016 and April 30, 2015.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal years. For the years ended April 30, 2016 and 2015, there was no dilutive effect due to net loss.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended April 30, 2016, the Company has a net loss from operations of $63,067, an accumulated deficit of $107,038 and has earned no revenues since inception.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of April 30, 2016 and 2015, the accounts payable and accrued liabilities were $26,288 and $3,950, respectively. The amount was primarily related to the unpaid professional fees.

NOTE 5 – RELATED PARTY TRANSACTION

As of April 30, 2016 and 2015, the due to shareholder was $23,000 and $0, respectively. The $23,000 was the payment of professional fees primarily legal services on behalf of the Company. The amount due to shareholder is interest free without collateral and maturity date. It is repayable upon demand.

NOTE 6 - EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at April 31, 2016 and 2015.

Common Shares

The Company has authorized 130,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As at April 30, 2016 and 2015, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, and based on their evaluation no events have occurred that would require disclosure other than as described below.

On May 19, 2016, the Board of Directors of the Company approved resolutions to: (i) change the name of the Corporation from Live Fit Corp. to Starlight Supply Chain Management Company, and (ii) to increase the authorized number of shares of Common Stock from 130,000,000 shares of $0.001 par value Common Stock to 4,000,000,000 shares of $0.001 par value Common Stock (collectively “Amendments”). On that same date, shareholders of the Company holding 57.37% of the Company’s issued and outstanding shares of Common Stock signed consent resolutions approving the Amendments. On May 19, 2016, the Company filed an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to change the name of the Company and to increase the authorized shares of the Company’s Common Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer (CHAN Wai Lun), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2016 based on the material weaknesses described below:

●            Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.

●           There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duty is feasible.

●            The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●            There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting at April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of April 30, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
CHAN Wai Lun	39	President, Secretary, Treasurer, Chief Financial Officer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Mr. CHAN, age 39, has 16 years’ experience in the fields of investment, finance and stock exchange listings. In 2000, at the age of 25, Mr. Chan started Chi Yi Holdings (now known as GET Holdings Ltd. (HKEX: 8100)), which assisted companies in becoming listed on the Hong Kong Stock Exchange. He served as Executive Director and Chief Executive Officer of Chi Yi Holdings until 2003. Since that time, he has served as a consultant to several companies, assisting them with all aspects of organization, capital-raising and international expansion. His areas of expertise include mergers and acquisitions and corporate restructuring. Currently, he organizes training courses on overseas listing through Jiao Tong University in Shanghai. Mr. Chan is a graduate of Newport University California USA with a degree in Electronic and Communication Engineering. Mr. Chan also serves as a director of SavDen Group Corp., which files periodic reports with the United States Securities and Exchange Commission under Section 15(d) of the Exchange Act.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e) Prior Blank Check Company Experience

Mr. CHAN Wai Lun has not been involved with any other blank companies; however, in May 2016, Mr. CHAN Wai Lun became the sole director and officer of SAVDEN GROUP CORP., which is now a blank check company that files periodic reports with the SEC under Section 15(d) of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Not Applicable

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.	Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended April 30, 2016 and 2015.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
CHAN Wai Lun, President, Secretary, Treasurer, CFO, Director	2016	None	None	None	None
Lu Zhong Hua, President, Secretary, Treasurer, CFO, Director	2016 2015	None None	None None	None None	None None

(1) Mr. Chan was appointed sole officer and director of the Company effective May 18, 2016.

(2) Ms. Lu resigned from her positions as sole officer and director of the Company effective as of May 18, 2016.

The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          The following tables set forth certain information as of August 25, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

CHAN Wai Lun(1) Room 1001, Unit 5, Building 8, ShangPin FuCheng FuZe Garden, YanJiao Development District, SanHe City, Heibei Province, China	12,500,000	60.39%

All Officers and Directors as a group (1 individual)	12,500,000	60.39%

5% or Greater Holders:

Best Dynamic Investment Limited Room 1001, Unit 5, Bldg. 8, ShangPin FuCheng FuZe Garden, YanJiao Development District, SanHe City, Heibei Province, China	6,375,000	30.80%

Marvel Value Holdings Limited No. 101, Gate 3, Bldg. 46, Meigui, Zhuangyuan Town, Shandong Province, Jiaonan, China	1,125,000	5.43%

Peak Access Limited No. 43, Gate 3, Bldg. 8, People Garden, Dongcheng District, Beijing, China	1,125,000	5.43%

Plenty Asset Holdings Limited No. 5-1 Hengcun Street 9, Baini Village, Shansui District, Foshan City, Gunangzhou, China	1,125,000	5.43%

(1) 100% of these shares are owned of record by the following entities: Best Dynamic Investment Limited (6,375,000 shares); Marvel Value Holdings Limited (1,125,000 shares); Peak Access Limited (1,125,000 shares); Plenty Asset Holdings Limited (1,125,000 shares); Crest Honor Limited (750,000 shares); Merit Success International Limited (750,000 shares); Plus Asset Holdings Limited (625,000 shares); and Star Summit Group Limited (625,000 shares). Mr. CHAN Wai Lun, the Company’s sole officer and director, is the sole owner and managing director of each of these entities and has sole voting and investment power over the shares.

(b)          The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and directors at no cost. Management estimates such costs to be immaterial.

As of April 30, 2016, Chan Wai Lun, a shareholder of the Company, had paid an aggregate of $23,000 on behalf of the Company for certain legal fees incurred by the Company. The amount is payable on demand.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

DCAW (CPA) Limited (“DCAW”) is the Company’s independent registered public accounting firm. DCAW was formed as a result of the merger of AWC (CPA) Limited and Dominic K.F. Chan & Co., effective April 30, 2016. AWC (CPA) Limited replaced DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm as of August 20, 2015.

Fees billed to the Company are set forth below:

	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015
Audit Fees	$9,000	$9,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of April 30, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
*	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on December 13, 2013
**	3.1	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2016
*	3.1	Bylaws
	31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2016
	32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on July 8, 2014, and incorporated herein by this reference.
**	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Dated: August 26, 2016	By:	/s/ CHAN Wai Lun
CHAN Wai Lun
President, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 26, 2016	By:	/s/ CHAN Wai Lun
CHAN Wai Lun
President, Secretary, Treasurer, CFO and sole Director