Form 10-Q
period 2016-07-31
Starlight Supply Chain Management Co
filed 2016-09-19
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-197291

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,700,000 shares of common stock outstanding as of July 31, 2016.

Starlight Supply Chain Management Company

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on August 26, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending April 30, 2017.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Balance Sheets

	July 31, 2016	April 30, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets
Escrow funds receivable	$50	$50
Total current assets	50	50
Total Assets	$50	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$44,362	$26,288
Due to shareholder	24,468	23,000
Total current liabilities	68,830	49,288
Total Liabilities	68,830	49,288

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized; 20,700,000 issued and outstanding	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(126,580)	(107,038)
Total stockholders’ deficit	(68,780)	(49,238)
Total Liabilities and Stockholders’ Deficit	$50	$50

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statement of Operations

(Unaudited)

	Three Months Ended July 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	13	50
Professional fees	19,529	11,300
Total Operating Expenses	19,542	11,350

Loss from Operations	(19,542)	(11,350)

Provision for income taxes	-	-

Net Loss	$(19,542)	$(11,350)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	20,700,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional		Total Stockholders
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances – April 30, 2015	20,700,000	$20,700	$37,100	$(43,971)	$13,829

Net loss	-	-	-	(63,067)	(63,067))

Balances – April 30, 2016	20,700,000	20,700	37,100	(107,038)	(49,238)
Net loss	-	-	-	(19,542)	(19,542)

Balances at July 31, 2016	20,700,000	$20,700	$37,100	$(126,580)	$(68,780)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(19,542)	$(11,350)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued liabilities	18,074	(3,750)
Net cash used in operating activities	(1,468)	(15,100)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to a shareholder	1,468	-
Net cash provided by financing activities	1,468	-

Net (decrease) increase in cash and cash equivalents	-	(15,100)
Cash and cash equivalents at beginning of period	50	17,779

Cash and cash equivalents at end of period	$50	$2,679

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Notes to the Condensed Financial Statements

July 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION, CHANGE IN CONTROL AND DESCRIPTION OF BUSINESS

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY (the “Company”) is a Nevada corporation incorporated on December 13, 2013 under the name Live Fit Corp. It was previously based in Frankfurt, Germany, and is now based in SanHe City, Heibei Province in the Peoples Republic of China.

On August 14, 2015, a change in control occurred, and Pawel Piesiecki (the “Seller” or "Piesiecki") entered into a Stock Purchase Agreement with eight (8) entities formed under the laws of the British Virgin Islands (“Purchasers”), pursuant to which the Seller sold to the Purchasers an aggregate of 12,500,000 shares of the Company’s common stock, representing approximately 60.4% of the total issued and outstanding shares of common stock, for total consideration of US$50,000. The source of the purchase price was from personal funds of the Purchasers. We refer to the transaction consummated under the Stock Purchase Agreement as the “Transaction.”

The Transaction and the change of control were previously reported in a Form 8-K that was filed with the United States Securities and Exchange Commission on August 19, 2015. Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Piesiecki. Mr. Piesiecki resigned from his position as President, Secretary, Treasurer and Chief Financial Officer effective immediately at the closing and also resigned from his position as the sole director of the Company. Mr. Piesiecki’s resignation as director was effective on August 29, 2015, ten (10) days following the filing of the Information Statement on Schedule 14f-1 (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and distribution of the Information Statement to the shareholders of the Company. In his capacity as a director, Mr. Piesiecki appointed Lu Zhong Hua to fill the vacancies created by his resignation as the sole officer of the Company, and also appointed her to serve as a director of the Company. The Information Statement was filed with the SEC on August 19, 2015, and was mailed to all shareholders of record on that same date. Ms. Lu Zhong Hua resigned on May 18, 2016 from all positions with the Company and appointed Mr. Chan Wai Lun as the sole director and officer.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2016.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at July 31, 2016 and April 30, 2016.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal periods. For the three months ended July 31, 2016 and 2015, there was no dilutive effect due to net loss.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended July 31, 2016, the Company has a net loss from operations of $19,542, a working deficit of $68,825, and an accumulated deficit of $126,580 and has earned no revenues since inception.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2017.

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

There were no preferred shares issued and outstanding as at July 31, 2016 and April 30, 2016.

Common Shares

The Company has authorized 4,00,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As at July 31, 2016 and April 30, 2016, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Starlight Supply Chain Management Company. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

The Company is not currently conducting any active business operations. Management is focused upon trying to locate suitable acquisition candidates. No revenue has been generated by the Company from December 13, 2013 (Inception) to July 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

The following table provides selected financial data about our company for the period ended July 31, 2016 and the year ended April 30, 2016:

Balance Sheet Date	July 31, 2016	April 30, 2016

Cash	$-	$-
Total Assets	$50	$50
Total Liabilities	$68,830	$49,288
Stockholders' Equity (Deficit)	$(68,780)	$(49,238)

For the three months ended July 31, 2016 and 2015:

For the three months ended July 31, 2016, the Company had a net loss of $19,542, consisting of selling, general and administrative expenses of $13, and professional fees of $19,529.

For the three months ended July 31, 2015, the Company had a net loss of $11,350 consisting of selling, general and administrative expenses of $50 and professional fees of $11,300.

The increase of net loss of $8,192 was primarily due to the increase in professional fees attributable to more professional services being provided in the quarter ended July 31, 2016.

Liquidity and Capital Resources

As of July 31, 2016, the Company had assets equal to $50, comprised exclusively of escrow funds receivable.  This compares with assets of $50, comprised exclusively of escrow funds receivable as of April 30, 2016. The Company's liabilities as of July 31, 2016 were $68,830.  This compares with total liabilities of $49,288 as of April 30, 2016. The increase was mainly due to the increase of accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2016 and 2015.

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015
Net Cash (Used in) Operating Activities	$(1,468)	$(15,100)
Net Cash (Used in) Investing Activities		-
Net Cash Provided by Financing Activities	1,468	-
Net decrease in cash and cash equivalents	$-	$(15,100)

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,542 for the three months ended July 31, 2016. In addition, the Company had working deficit of $68,825 and accumulated deficit of $126,580 at April 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Controls

Our sole officer and director has considered our internal controls. To the best of his knowledge there were no changes in our internal controls over financial reporting during the quarter ended July 31, 2016 that could have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: September 19, 2016	Starlight Supply Chain Management Company

	By:	/s/ CHAN Wai Lun
Name: CHAN Wai Lun Title: Principal Executive Officer and Principal Financial Officer

