Form 10-Q
period 2016-10-31
Starlight Supply Chain Management Co
filed 2016-12-15
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Room 805-806, Xinghe Century Towers A, CaiTian Road No. 3069

Shenzhen City, Futian District, People’s Republic of China

(Address of principal executive offices)

+86-755-8254-8283

(Registrant’s telephone number, including area code)

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

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,700,000 shares of common stock outstanding as of October 31, 2016.

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

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2016

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Balance Sheets

	October 31,	April 30,
	2016 (Unaudited)	2016 (Audited)

ASSETS
Current Assets
Escrow funds receivable	$50	$50
Total current assets	50	50
Total Assets	$50	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,591	$26,288
Due to shareholder	29,468	23,000
Total current liabilities	85,059	49,288
Total Liabilities	85,059	49,288

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 7,000,000,000 shares authorized; 20,700,000 issued and outstanding	20,700	20,700
Additional paid-in capital	37,100	37,100
Accumulated deficit	(142,809)	(107,038)
Total stockholders’ deficit	(85,009)	(49,238)
Total Liabilities and Stockholders’ Deficit	$50	$50

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statement of Operations

(Unaudited)

	Three Months ended October 31		Six months ended October 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	889	-	902	50
Professional fees	15,340	14,284	34,869	25,584
Total Operating Expenses	16,229	14,284	35,771	25,634

Loss from Operations	(16,229)	(14,284)	(35,771)	(25,634)

Provision for income taxes	-	-	-	-

Net Loss	$(16,229)	$(14,284)	$(35,771)	$(25,634)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	20,700,000	20,700,000	20,700,000	20,700,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional		Total Stockholders
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances – April 30, 2015	20,700,000	$20,700	$37,100	$(43,971)	$13,829
Net loss	-	-	-	(63,067)	(63,067)
Balances – April 30, 2016	20,700,000	20,700	37,100	(107,038)	(49,238)
Net loss	-	-	-	(35,771)	(35,771)
Balances at October 31, 2016	20,700,000	$20,700	$37,100	$(142,809)	$(85,009)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(35,771)	$(25,634)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	(8,644)
Accounts payable and accrued liabilities	29,303	(822)
Net cash used in operating activities	(6,468)	(35,100)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to a shareholder	6,468	20,000
Net cash provided by financing activities	6,468	20,000

Net decrease in cash and cash equivalents	-	(15,100)
Cash and cash equivalents at beginning of period	-	17,779

Cash and cash equivalents at end of period	$-	$2,679

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

Notes to the Condensed Financial Statements

October 31, 2016

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

The Transaction and the change of control were previously reported in a Form 8-K that was filed with the United States Securities and Exchange Commission on August 19, 2015. Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Piesiecki. Mr. Piesiecki resigned from his position as President, Secretary, Treasurer and Chief Financial Officer effective immediately at the closing and also resigned from his position as the sole director of the Company. Mr. Piesiecki’s resignation as director was effective on August 29, 2015, ten (10) days following the filing of the Information Statement on Schedule 14f-1 (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) and distribution of the Information Statement to the shareholders of the Company. In his capacity as a director, Mr. Piesiecki appointed Lu Zhong Hua to fill the vacancies created by his resignation as the sole officer of the Company, and also appointed her to serve as a director of the Company. The Information Statement was filed with the SEC on August 19, 2015, and was mailed to all shareholders of record on that same date. Ms. Lu ZhongHua resigned on May 18, 2016 from all positions with the Company and appointed Mr. Chan WaiLun as the sole director and officer.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended April 30, 2016.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at October 31, 2016 and April 30, 2016.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the fiscal periods. For the three months ended October 31, 2016 and 2015, there was no dilutive effect due to net loss.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended October 31, 2016, the Company has a net loss from operations of $35,771, a working deficit of $85,009, and an accumulated deficit of $142,809 and has earned no revenues since inception.

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

There were no preferred shares issued and outstanding as at October 31, 2016 and April 30, 2016.

Common Shares

The Company has authorized 4,000,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 13, 2016, the Board of Directors of Starlight Supply Chain Management Company (“Corporation”) approved resolutions to increase the authorized number of shares of Common Stock from 4,000,000,000 shares of $0.001 par value Common Stock to 7,000,000,000 shares of $0.001 par value Common Stock (“Amendment”). On that same date, shareholders of the Corporation holding 60.39% of the Corporation’s issued and outstanding shares of Common Stock signed consent resolutions approving the Amendment. On September 22, 2016, the Corporation filed an amendment to the Corporation’s Articles of Incorporation with the Nevada Secretary of State to increase the authorized shares of the Corporation’s Common Stock.

As at October 31, 2016 and April 30, 2016, the Company had 20,700,000 and 20,700,000 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - SUBSEQUENT EVENTS

On November 18, 2016, the Company closed on the share exchange with the shareholders (the “Sing Kong Stockholders”) of Sing Kong Supply Chain Management Co. Limited (“Sing Kong-HK”), a Hong Kong company. As a result, Sing Kong-HK is now a wholly owned subsidiary of Starlight. Starlight, the Sing Kong Stockholders and Sing Kong-HK shall sometimes be collectively referred to as the "Parties." Under the Exchange Agreement, the Sing Kong Stockholders exchanged all of the shares that they held in Sing Kong-HK for 4,752,217,304 shares of Starlight’s common stock. The consummation of the exchange transaction under which Starlight acquired 100% of the equity ownership of Sing Kong-HK shall be referred to as the “Transaction.”

Sing Kong-HK operates its supply chain management business through the use of a variable interest entity structure (“VIE”). It has established a wholly foreign owned entity, Starlight Consultation Service (Shenzhen) Co., Ltd. (“WFOE”) in the People’s Republic of China (“PRC”) that has acquired effective control of Sing Kong Supply Chain Management Co., Ltd. Shenzhen (“Sing Kong-China” or the “Operating Company”) through the VIE structure. Sing Kong-China is 100% owned by a citizen of the PRC – Jessica Qu – who also serves as its Chief Executive Officer. The contractual arrangements between Sing Kong-China and the WFOE enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from the activities of Sing Kong-China. As a result, we will include the financial results of Sing Kong-China in our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as if Sing Kong-China were a wholly-owned subsidiary in our future filings. However, the contractual arrangements may not be as effective in providing operational control as direct ownership. Sing Kong-HK, the WFOE and Sing Kong-China shall be collectively referred to as “Sing Kong.”

For accounting purposes, the Transaction was treated as a reverse acquisition with Sing Kong-HK as the acquirer and Starlight as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the Transaction, we are referring to the business and financial information of Sing Kong-HK unless the context suggests otherwise.

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

Results of Operations

The Company is not currently conducting any active business operations. Management is focused upon trying to locate suitable acquisition candidates. No revenue has been generated by the Company from December 13, 2013 (Inception) to October 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

The following table provides selected financial data about our company for the period ended October 31, 2016 and the year ended April 30, 2016:

Balance Sheet Date	October 31, 2016	April 30, 2016

Cash	$-	$-
Total Assets	$50	$50
Total Liabilities	$85,059	$49,288
Stockholders' Equity (Deficit)	$(85,009)	$(49,238)

For the three months ended October 31, 2016 and 2015:

For the three months ended October 31, 2016, the Company had a net loss of $16,229, consisting of selling, general and administrative expenses of $889, and professional fees of $15,340.

For the three months ended October 31, 2015, the Company had a net loss of $14,284 which was wholly professional fees.

The increase in net loss of $1,945 was primarily due to the increase in professional fees attributable to more professional services having been provided in the current period.

For the six months ended October 31, 2016 and 2015:

For the six months ended October 31, 2016, the Company had a net loss of $35,771, consisting of selling, general and administrative expenses of $902, and professional fees of $34,869.

For the six months ended October 31, 2015, the Company had a net loss of $25,634, consisting of selling, general and administrative expenses of $50, and professional fees of $25,584.

The increase in net loss of $10,137 was primarily due to the increase in professional fees attributable to more professional services having been provided in the current period.

Liquidity and Capital Resources

As of October 31, 2016, the Company had assets equal to $50, comprised exclusively of escrow funds receivable.  This compares with assets of $50, comprised exclusively of escrow funds receivable as of April 30, 2016. The Company's liabilities as of October 31, 2016 were $85,059.  This compares with total liabilities of $49,288 as of April 30, 2016. The increase was mainly due to the increase of accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2016 and 2015.

	Six Months Ended October 31, 2016	Six Months Ended October 31, 2015
Net Cash (Used in) Operating Activities	$(6,468)	$(35,100)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	6,468	20,000
Net decrease in cash and cash equivalents	$-	$(15,100)

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $35,771 for the six months ended October 31, 2016. In addition, the Company had working deficit of $85,009 and an accumulated deficit of $142,809 at October 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Controls

Our sole officer and directorhas considered our internal controls. To the best of his knowledge there were no changes in our internal controls over financial reporting during the quarter ended October 31, 2016 that could have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: December 15, 2016	Starlight Supply Chain Management Company.

	By:	/s/ CHAN WaiLun
		Name:	CHAN WaiLun
		Title :	Principal Executive Officer and Principal Financial Officer

