Form 10-Q
period 2017-01-31
Starlight Supply Chain Management Co
filed 2017-03-16
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,606,065,482 shares of common stock outstanding as of January 31, 2017.

Starlight Supply Chain Management Company

- INDEX –

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

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2017

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

BALANCE SHEETS

As of January 31, 2017

(Stated in US Dollars except Number of Shares)

	January 31, 2017	April 30, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$583	$14,481
Prepayment	5,513,648	-
Accounts receivable	-	103,924
Other receivables and other asset	16,096	9,543
Escrow funds receivable	50	-
Total current assets	5,530,377	127,948

NON-CURRENT ASSETS
Property, plant and equipment, net	5,474	2,402
Prepayment (non-current)	6,514	-
Total non-current assets	11,988	2,402
TOTAL ASSETS	$5,542,365	$130,350

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$56,100	$-
Receipt in advance	5,521,264	103,926
Other payables	7,847	9,150
Due to shareholder	241,196	66,265
Wages payable	1,163	9,972
Total current liabilities	5,827,570	189,313

TOTAL LIABILITIES	5,827,570	189,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 7,000,000,000 and 7,000,000,000 shares authorized; 6,606,065,482 and 4,752,217,304 issued and outstanding as of January 31, 2017 and April 30, 2016, respectively	6,606,065	4,752,217
Additional paid-in capital	(105,709)	-
Stock to be issued	4,948	-
Accumulated deficit	(2,044,511)	(58,878)
Subscription receivable	(4,752,217)	(4,752,217)
Accumulated other comprehensive loss	6,219	(85)
Total stockholders' equity	(285,205)	(58,963)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,542,365	$130,350

The accompanying notes are an integral part of these consolidated financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

(Unaudited)

	Three Months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Revenue	$2,936,077	$245,338	$26,131,183	$245,338

Cost of revenue	2,932,115	245,227	26,091,666	245,227

Gross profit	3,962	111	39,517	111

Operating expenses:
General and administrative expenses	51,286	26,229	186,646	26,229
Stock-based compensation	1,838,096	-	1,838,096	-
Total operating expenses	1,889,382	26,229	2,024,742	26,229

Loss from operations	(1,885,420)	(26,118)	(1,985,225)	(26,118)

Other expenses:
Bank charges	(244)	(79)	(460)	(79)
Other operating expenses	-	-	(9)	-
Other income	53	-	61	-
Total other expenses	(191)	(79)	(408)	(79)

Loss before provision for income taxes	(1,885,611)	(26,197)	(1,985,633)	(26,197)

Provision for income taxes	-	-	-	-

Net loss	$(1,885,611)	(26,197)	(1,985,633)	(26,197)

Foreign currency translation adjustment	7,927	470	6,219	470

Comprehensive loss	$(1,877,684)	(25,727)	(1,979,414)	(25,727)

Basic and diluted net loss per common share	$(0.0003)	$(0.0000)	$(0.0004)	$(0.0000)

Basic and diluted comprehensive loss per common share	$(0.0003)	$(0.0000)	$(0.0004)	$(0.0000)

Basic and diluted weighted-average common shares outstanding	6,263,506,580	4,752,217,304	5,255,980,396	4,752,217,304

The accompanying notes are an integral part of these consolidated financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Stock			Accumulated Other	Total
	Number of		Paid-in	to be	Accumulated	Subscription	Comprehensive	Stockholders’
	Shares	Amount	Capital	issued	Deficit	Receivables	Income	Equity

Balances at April 30, 2015	-	$-	$-	$-	$-	$-	$-	$-
Issuance of shares	4,752,217,304	4,752,217	-	-	-	(4,752,217)	-	-
Net loss	-	-	-	-	(58,878)	-	-	(58,878)
Foreign currency translation adjustment	-	-	-	-	-	-	(85)	(85)
Balances at April 30, 2016	4,752,217,304	4,752,217	-	-	(58,878)	(4,752,217)	(85)	(58,963)

Reverse merger recapitalization	20,700,000	20,700	(105,709)	-	-	-	-	(85,009)
Issuance of shares	1,833,148,178	1,833,148	-	-	-	-	-	1,833,148
Stock-based compensation expenses	-	-	-	4,948	-	-	-	4,948
Net loss	-	-	-	-	(1,985,633)	-	-	(1,985,633)
Foreign currency translation adjustment	-	-	-	-	-	-	6,304	6,304
Balances at January 31, 2017	6,606,065,482	$6,606,065	$(105,709)	$4,948	$(2,044,511)	$(4,752,217)	$6,219	$(285,205)

The accompanying notes are an integral part of these consolidated financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,985,633)	$(26,197)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	854	-
Stock-based compensation	1,838,096	-
Changes in operating assets and liabilities:
Prepayment	(5,513,648)	(358,212)
Prepayment (non-current)	(6,514)	-
Accounts receivables	103,924	-
Other receivables	(6,553)	(461)
Accounts payables	509	-
Receipt in advance	5,417,338	358,543
Accrued expense and other payable	(1,303)	1,915
Amounts due to shareholder	145,463	17,047
Wages payables	(8,809)	8,058
Net cash (used in) provided by operating activities	(16,276)	693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,046)	(1,140)
Net cash used in investing activities	(4,046)	(1,140)

Effect of exchange rate change on cash and cash equivalents	6,424	470

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,898)	23

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,481	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$583	$23

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for interest expense	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

STARLIGHT SUPPLY CHAIN MANAGEMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Sing Kong Supply Chain Management Co., Limited Shenzhen (“Sing Kong-China” or the “Operating Company”) was incorporated in Shenzhen on October 29, 2015, under The Laws of The People’s Republic of China.

On May 6, 2016, its subsidiary Sanhe City Sing He Supply Chain Management Co., Limited was incorporated under The Laws of The People’s Republic of China.

We developed our core SCM procedures to ease the traditional trades for SME owners in China. Our supply chain management platform (“the SCM Platform”) integrates our proprietary, SCM online software systems, logistics service centers located in key distribution or manufacturing cities in the PRC, and also our finance team as consultants to Small and Medium Enterprise owners (“SME owners”) to assist them in transforming and adapting to the new supply chain model.

We primarily serve three types of customers:

1.	Consumers who need mineral resources and glass resources from manufacturers;

2.	SME owners who have a large trading volume in their industry but lack of SCM online system to support further growth and development of the Company;

3.	SME owners who want to be listed but lack of proper business flow and operating system.

We currently offer our customers three categories of services:

1.	SCM Distribution and Inventory Management Services;

2.	SCM Online Platform Services;

3.	SCM Company Business Transformation Service.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended April 30, 2016. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended January 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2017 or other future periods.

The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling financial interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of January 31, 2017, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Escrow Funds Receivable

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There was an operating commitment of $12,506 as at January 31, 2017.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive loss, its components and accumulated balances in a full set of general purpose financial statements. For the nine months ended January 31, 2017 and 2016, the Company’s comprehensive income includes net loss and foreign currency translation adjustments.

Foreign Currency Translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency – the Hong Kong dollar (“HKD”) and the Chinese Renminbi (“RMB”), being the primary currencies of the economic environment in which their operations are conducted.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on retranslation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly-liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As at January 31, 2017 and April 30, 2016, the Company’s cash and cash equivalents comprised of cash in bank of $583 and $14,481. All of the Company’s cash deposit is held in a financial institution located in PRC where there is currently no regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

Prepayment

Prepayment represents the payment to suppliers prior to receiving the products for trading. As of January 31, 2017 and April 30, 2016, the Company had prepayment of $5,520,162 and nil. The products are expected to be received within the following month due to its trading nature.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	5 years
Furniture and fixtures	5 years

Receipt in advance

Receipt in advance represents the advance from customers prior to shipping out the products for trading. As of January 31, 2017 and April 30, 2016, the Company had receipt in advance of $5,521,264 and $103,926. The products are expected to be shipped within the following month due to its trading nature.

Revenue Recognition

The Company currently provides solely import and export trading services. Revenue is being recognized upon the delivery of inventories to customers.

We recognize revenue once all of the following criteria have been met:

-	persuasive evidence of an arrangement exists;

-	delivery of our obligations to our customer has occurred;

-	the price is fixed or determinable; and

-	collectability of the related receivable is reasonably assured.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There is no material uncertain tax positions for any of the reporting periods presented.

Loss per share

The loss per share is computed using the weighted average number of common shares outstanding during the fiscal periods. For the nine months ended January 31, 2017 and 2016, there was no dilutive effect due to net loss.

Recent Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are continuing to evaluate the impacts of our pending adoption of Topic 606.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting for lessors is largely unchanged. However, the new guidance now defines what qualifies as sales-type and direct financing leases, as well as the related accounting. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a current expected credit losses model. The amendment applies to entities which hold financial assets and net investment in leases that are not accounted for at fair value through net income as well as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach, with certain aspects requiring a prospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Disclosure of Going Concern Uncertainties

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’ s financial statements will be material.

Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that other than the above mentioned, these recent pronouncements will not have a material effect on the Company’s financial statements.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $2,044,511 as of January 31, 2017. The Company also incurred net losses of $1,985,633 and a negative cash flow of $13,898 during the nine months ended January 31, 2017. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These combined financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. PROPERTY, PLANT AND EQUIPMENT, NET

	January 31, 2017	April 30, 2016

Cost
Furniture, fixtures and equipment	$4,446	$1,158
Computer equipment	1,933	1,320
Sub-total	6,379	2,478
Less: accumulated depreciation	(905)	(76)
Property, plant and equipment, net	$5,474	$2,402

Depreciation expense was $854 and $0 for the nine months ended January 31, 2017 and 2016.

5. PREPAYMENT

Prepayment represents the payment to suppliers prior to receiving the products for trading. As of January 31, 2017 and April 30, 2016, the Company had prepayment of $5,520,162 and nil. The products are expected to be received within the following month due to its trading nature.

6. RECEIPT IN ADVANCE

Receipt in advance represents the advance from customers prior to shipping out the products for trading. As of January 31, 2017 and April 30, 2016, the Company had receipt in advance of $5,521,264 and $103,926. The products are expected to be shipped within the following month due to its trading nature.

7. DUE TO SHAREHOLDER

As of January 31, 2017 and April 30, 2016, the amount due to shareholder was $241,196 and $66,265. It was non-interest bearing and payable on demand.

8. INCOME TAXES

United States of America

As of January 31, 2017 and April 30, 3016, the Company in the United States had incurred $1,833,148 and $0, respectively, in net operating loss carryforwards available to offset future taxable income. Federal net operating losses can be carried forward for twenty years.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current profit tax rate at 16.5%, if applicable.

PRC

Pursuant to PRC relevant income tax regulations, tax resident enterprises are subject to corporate income tax on their worldwide income. Enterprises established in China or foreign enterprise with a place of effective management in China is regarded as TRE. Under the CIT law, the standard statutory tax rate is 25%.

As of January 31, 2017 and April 30, 3016, the Company in PRC had incurred $204,196 and $58,253, respectively, in net operating loss carryforwards available to offset future taxable income. The PRC net operating loss can generally be carried forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The Company has considered all evidence, both positive and negative, and concluded that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. There is no net deferred tax asset balance under all the jurisdictions it is subject to income taxes.

The Company's effective tax rate for the three and nine months ended January 31, 2017 was 0%. The effective tax rates were affected by pretax loss, a change in valuation allowance related to net operating loss originating during the current year and foreign differential tax rate. It was also affected by non-deductible expenses incurred during the current year.

The Company's effective tax rate for the three and nine months ended January 31, 2016 was 0%. The effective tax rates were affected by pretax loss, a change in valuation allowance related to net operating loss originating during the current year and foreign differential tax rate.

The Company did not have any unrecognized tax benefits and interest and penalties related to uncertain tax positions in our provision for income taxes of our consolidated statements of operations for the period ended January 31, 2017 and April 30, 2016, respectively. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

9. LOSS PER SHARE

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

	Three Months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(1,885,611)	$(26,197)	$(1,985,633)	$(26,197)

Denominator:
Weighted average shares outstanding – Basic & Diluted	6,263,506,580	4,752,217,304	5,255,980,396	4,752,217,304

Loss per share
– Basic & Diluted	$(0.0003)	$(0.0000)	$(0.0004)	$(0.0000)

10. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of January 31, 2017 and April 30, 2016.

Common Shares

The Company has authorized 7,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On November 18, 2016 (the “Closing Date”), Starlight, a Nevada corporation, closed on the share exchange with the shareholders (the “Sing Kong Stockholders”) of Sing Kong Supply Chain Management Co. Limited (“Sing Kong-HK”), a Hong Kong company. As a result, Sing Kong-HK is now a wholly owned subsidiary of Starlight. Starlight, the Sing Kong Stockholders and Sing Kong-HK shall sometimes be collectively referred to as the "Parties." Under the Exchange Agreement, the Sing Kong Stockholders exchanged all of the shares that they held in Sing Kong-HK for 4,752,217,304 shares of Starlight’s Common Stock. As a result of the consummation of the exchange transaction, Starlight acquired 100% of the equity ownership of Sing Kong-HK.

In conjunction with the acquisition of Sing Kong, Mr. CHAN Wai Lun, the sole officer and director of Starlight, received 1,833,148,178 restricted shares of our common stock, as consideration for maintaining the Company through the period of the Transaction. As a result of the issuance of new restricted shares, Mr. CHAN Wai Lun owns approximately 28.1% of the total outstanding shares of our Common Stock. Without including the new shares issued to CHAN Wai Lun in connection with the closing, the former shareholders of the Company own less than 1% of the Company’s outstanding shares of Common Stock following the closing. Prior to the closing and before the issuance of shares to CHAN Wai Lun in connection with the closing, the former shareholders (other than CHAN Wai Lun) held 40% of the Company’s outstanding shares of Common Stock.

On November 1, 2016, the 2016 Omnibus Incentive Plan (“2016 Plan”) was approved by the Board and stockholders of the Company for rewarding the Company’s highly competent employees, directors and consultants to act as an incentive in motivating selected employees, directors and consultants of the Company and its Subsidiaries to achieve long-term corporate objectives and to enable stock-based and cash-based incentive awards to qualify as performance-based compensation for purposes of the tax deduction limitations under Section 162(m) of the Code. The 2016 Plan was effective on January 28, 2017. Under this plan, the Company has registered an aggregate of 1,500,000,000 shares of Common Stock.

On January 24, 2017, we entered into Consulting Agreements with Ms. LI Suk Chun and Ms. WONG King Yan for the provision of certain consulting and advisory services, including but not limited to, assisting the Company to analyze its supply chain marketing plan, its products and services and other services as determined by the Company’s Chairperson and Board of Directors. In consideration for rendering the consulting services, the Company will issue to Ms. Li and Ms. Wong the Compensation Shares within 30 days of the signing of the consulting agreements. The stock-based compensation related to these consulting agreements was $4,948 during the three and nine months ended January 31, 2017. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments as the Company determined that the fair value of the equity instruments issued in a stock-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company will measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which the performance of the consultants complete. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the 60,000,000 shares was at least equal to US$60,000 as of January 24, 2017, and in the future will continue to evaluate this matter at each financial reporting date until the Consultants have completed their performance.

As of January 31, 2017 and April 30, 2016, the Company had 6,606,065,482 and 4,752,217,304 common shares issued and outstanding, respectively.

Stock-based Compensation Plans

As of January 31, 2017, the Company has not granted any stock option, warrants or other types of stock based awards to its employees, directors and consultants as stipulated under its 2016 Plan.

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of January 31, 2017 are payable as follows:

Year ending April 30, 2017	$12,506

Total	12,506

Rental expense of the Company was $25,628 and $0 for the nine months ended January 31, 2017 and 2016.

12. SUBSEQUENT EVENT

The Company has entered into two consulting agreements with Ms. LI Suk Chun and Ms. WONG King Yan on January 24, 2017. The agreements provide that the two consultants render consulting and other services to the Company, including but not limited to the analysis of the Company’s Supply Chain Marketing Plan, the Company’s products and services and other services as determined by the Company’s Chairperson and Board of Director for the period of January 24, 2017 until April 30, 2017. In consideration for the provision of the consulting services, the Company shall pay each consultant a fee equal to thirty million (30,000,000) shares of its $0.001 par value common stock under the 2016 Omnibus Incentive Plan. The shares shall be issued to the consultants pursuant to the Company’s Registration Statement on Form S-8 filed with the United States Securities and Exchange Commission under the Securities Act of 1933 on February 3, 2017.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Starlight Supply Chain Management Company. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to expand its supply chain management business in the Peoples Republic of China and that it will be able to achieve profitability (of which there can be no assurance). Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Starlight Supply Chain Management Company (the “Company” or “Starlight”) was originally incorporated in Nevada under the name “Live Fit Corp.” on December 13, 2013 and, since the date of the Transaction reported herein, it maintains its principal executive offices at Room 805-806, Xinghe Century Towers A, CaiTian Road No. 3069, Shenzhen City, Futian District, People’s Republic of China. The Company was formed to develop and market online personal training through its website, www.livefittime.com, which, when fully developed, would have allowed its clients to hire personal trainers who would oversee their training, nutrition and overall health lifestyle. It was anticipated that the core of the website would be a teleconferencing tool which would allow trainers to remotely view and communicate with their clients.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on July 8, 2014, which was declared effective on September 3, 2014. However, the Company did not generate any revenue and, in September 2015, management of the Company determined that it would be in our stockholders’ best interests to abandon the Company’s business plan and to seek a possible business combination.

As a result, the Company became a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with nominal assets and no business operations, and it sought to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction could be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity. On May 19, 2016, the Company changed its name to Starlight Supply Chain Management Company and on the Closing Date, it completed the Transaction that Starlight acquired 100% of the equity ownership of Sing Kong-HK.

From and after the Closing Date of the Transaction, the Company’s primary operations will now consist of the operations of Sing Kong.

Sing Kong Supply Chain Management Company Limited (“Sing Kong-HK”) was incorporated under the laws of Hong Kong on April 29, 2016, and established a wholly foreign owned entity, Starlight Consultation Service (Shenzhen) Co., Ltd. (“WFOE”) in the Peoples Republic of China (“China”) on May 6, 2016. The WFOE entered into variable interest entity agreements (“VIE”) with Sing Kong Supply Chain Management Co. Ltd. Shenzhen (“Sing Kong-China” or the “Operating Company”), under which we exercise effective control over, and realize substantially all of the economic risks and benefits arising from the activities of Sing Kong-China. Sing Kong-China was organized in Shenzhen under the laws of China on October 29, 2015.  Sing Kong-HK is a development stage company, providing supply chain management (SCM) services through Sing Kong-China. Although Sing Kong-China is only a year old, its management team has in excess of 25 combined years working in the SCM business, and its business has grown rapidly.

We have sixteen SCM customers in China, and our services have principally involved sourcing of raw materials in the minerals and glass area for their manufacturing operations, assistance with the logistics associated with delivering raw materials to our manufacturing customers and delivery of our manufacturing customers’ products to their customers. Between May 1, 2016 and January 31, 2017, our principal suppliers were Shenzhen Tongdao Fuqiang Supply Chain Management Co., Ltd., Shanghai Lihao Metal Materials Co., Ltd., Shenzhen Fengxi Supply Chain Management Limited, Guangzhou Yi Yun Hui Xin trade limited company. We purchased aluminum from these suppliers and then resold the aluminum to our supply chain customers.

Sing Kong has developed a proprietary SCM online software system that is integrated with logistics service centers located in Foshan, Shenzhen, Shanghai and Guangzhou in China. We anticipate that as we grow we will enter into similar arrangement in other key distribution/manufacturing cities. Although our SCM online software is primarily used internally, it is available to our customers to support their development and growth. We anticipate that we will need to conduct further development and that we will be contracting with a significant provider of IT services such as SAP or Oracle to utilize their data base platform as our customer base grows and demand for our product offerings or services increases. Further, Sing Kong’s finance team will consult with customers to help them to transform and adapt to the new supply chain model.

Sing Kong expects to primarily serve three types of customers:

1.	Customers who need nonferrous metals like copper, aluminum and zinc to begin with, as well as other mineral resources in the future. We expect to also focus upon the glass industry in Hebei Province.

2.	SME (small and medium enterprise) owners who have a big trading volume in their industry but lack a SCM online system to support further company development and growth; and

3.	SME owners who want to grow sufficiently to become a listed company.

We anticipate that we will offer our customers three categories of services:

1.	SCM services;

2.	SCM online platform services; and

3.	SCM company transformation services to assist with the goal of becoming a listed company.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three and nine month period ended January 31, 2017 and 2016 and related notes thereto.

	Three Months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Revenue	$2,936,077	$245,338	$26,131,183	$245,338

Cost of revenue	2,932,115	245,227	26,091,666	245,227

Gross profit	3,962	111	39,517	111

Operating expenses:
General and administrative expenses	51,286	26,229	186,646	26,229
Stock-based compensation	1,838,096	-	1,838,096	-
Total operating expenses	1,889,382	26,229	2,024,742	26,229

Loss from operations	(1,885,420)	(26,118)	(1,985,225)	(26,118)

Other expenses:
Bank charges	(244)	(79)	(460)	(79)
Other operating expenses	-	-	(9)	-
Other income	53	-	61	-
Total other expenses	(191)	(79)	(408)	(79)

Loss before provision for income taxes	(1,885,611)	(26,197)	(1,985,633)	(26,197)

Provision for income taxes	-	-	-	-

Net loss	$(1,885,611)	(26,197)	(1,985,633)	(26,197)

For the three months ended January 31, 2017 and 2016:

The Company had net loss of $1,885,611 for the three months ended January 31, 2017, which represents an increase in net loss by $1,859,414 or 7097.81%, compared with a net loss of $26,197 in the same period of 2016. Components resulting in this increase are discussed below.

Revenue increased by $2,690,739 or 1096.75% from $245,338 for the three months ended January 31, 2016 to $2,936,077 for the same period in 2017. The increase was mainly due to the increase in the number of customers, expansion of business activities and introduction of supply chain online platform services compared with the first few months upon incorporation of the Operating Company.

The cost of revenue increased by $2,686,888 or 1095.67% from $245,227 for the three months ended January 31, 2016 to $2,932,115 for the same period in 2017. The increase was in line with the increase of sales volume mentioned above.

General and administrative expenses increased by $25,057 or 95.53% from $26,229 for the three months ended January 31, 2016 to $51,286 for the same period in 2017. The increase was mainly due to the increase of office expense, traveling and accommodation fee and rental expense.

Stock-based compensation increased to $1,838,096 for the three months ended January 31, 2017 from nil balance for the comparable period in 2016. This amount is related to common stock awarded to the Company’s sole director with respect to the reverse merger and recognition of stock-based compensation consideration granted to two consultants who provide the consulting services to the Company from January 24, 2017 through April 30, 2017.

Other expenses increased by $112 or 141.77% from $79 for the three months ended January 31, 2016 to $191 for the same period in 2017. The increase was mainly due to the increase of bank charges.

The loss before provision for income taxes was $26,197 and $1,885,611 during the three months ended January 31, 2017 and 2016, respectively. The primary reason was the increase of stock-based compensation.

For the nine months ended January 31, 2017 and 2016:

The Company had net loss of $1,985,633 for the nine months ended January 31, 2017, which represents an increase in net loss by $1,959,436 or 7479.62%, compared with a net loss of $26,197 in the same period of 2016. Components resulting in this increase are discussed below.

Revenue increased by $25,885,845 or 10551.09% from $245,338 for the nine months ended January 31, 2016 to $26,131,183 for the same period in 2017. The increase was mainly due to the increase in the number of customers, expansion of business activities and introduction of supply chain online platform services compared with the first few months upon incorporation of the Operating Company.

The cost of revenue increased by $25,846,439 or 10539.80% from $245,227 for the nine months ended January 31, 2016 to $26,091,666 for the same period in 2017. The increase was in line with the increase of sales volume mentioned above.

General and administrative expenses increased by $160,417 or 611.60% from $26,229 for the nine months ended January 31, 2016 to $186,646 for the same period in 2017. The increase was mainly due to the increase of office expense, traveling and accommodation fee and rental expense.

Stock-based compensation increased to $1,838,096 for the nine months ended January 31, 2017 from nil balance for the comparable period in 2016. This amount is related to common stock awarded to the Company’s sole director with respect to the reverse merger and recognition of stock-based compensation consideration granted to two consultants who provide the consulting services to the Company from January 24, 2017 through April 30, 2017.

Other expenses increased by $329 or 416.46% from $79 for the nine months ended January 31, 2016 to $408 for the same period in 2017. The increase was mainly due to the increase of bank charges.

The loss before provision for income taxes was $26,197 and $1,985,633 during the nine months ended January 31, 2017 and 2016, respectively. The primary reason was the increase of stock-based compensation.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2017 and 2016.

	Nine Months Ended January 31, 2017	Nine Months Ended January 31, 2016
Net cash provided by (used in):
Operating activities	$(16,276)	$693
Investing activities	$(4,046)	$(1,140)
Financing activities	$-	$-

	January 31, 2017	April 30, 2016
Cash and cash equivalents	$583	$14,481
Working capital (deficit)	$(297,193)	$(61,365)

As of January 31, 2017, the Company had cash and cash equivalents of $583 compared to $14,481 as of April 30, 2016. As of January 31, 2017 and April 30, 2016, the Company had no short term or long term debt.

During the nine months ended January 31, 2017, net cash used in operating activities totaled $16,276; net cash used in investing activities totaled $4,046; net cash provided by financing activities was nil. The resulting change in cash for the period was a decrease of $13,898. The cash balance at the beginning of the period was $14,481. The cash balance on January 31, 2017 was $583.

During the nine months ended January 31, 2016, net cash provided by operating activities totaled $693; net cash used in investing activities totaled $1,140; net cash provided by financing activities was nil. The resulting change in cash for the period was an increase of $23. The cash balance at the beginning of the period was nil. The cash balance on January 31, 2016 was $23.

Going Concern Consideration

The Company had incurred a net loss of $1,985,633 for the nine months ended January 31, 2017. In addition, the Company had working deficit of $297,193 and an accumulated deficit of $2,044,511 at January 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Subsequent to the change in control that occurred on August 14, 2015, we considered our disclosure controls and procedures. We concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties since there is a single officer and director. Further, we have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Changes in Internal Controls

We have considered our internal controls. To the best of his knowledge there were no changes in our internal controls over financial reporting during the quarter ended January 31, 2017 that could have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 18, 2016 (the “Closing Date”), we closed on a share exchange with the four Sing Kong Stockholders, and issued 4,752,217,304 shares of Starlight’s Common Stock. As a result, Sing Kong-HK became a wholly owned subsidiary of Starlight. These securities are exempt from registration under the Securities Act, pursuant to the provisions of Regulation S adopted under the Securities Act as a transaction occurring outside of the United States with non-US citizens, Section 4(2) thereof and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering. The purchasers acquired the securities for investment purposes without a view to distribution. In addition, the purchasers were sophisticated investors who had access to information concerning us and our business prospects and were capable of evaluating an investment in our company.

In conjunction with the acquisition of Sing Kong on November 18, 2016, Mr. CHAN Wai Lun, the sole officer and director of Starlight, received 1,833,148,178 restricted shares of our common stock, as consideration for maintaining the Company through the period of the Transaction. These securities are exempt from registration under the Securities Act, pursuant to the provisions of Regulation S adopted under the Securities Act as a transaction occurring outside of the United States with non-US citizens, Section 4(2) thereof and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering.

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

Dated: March 16, 2017	Starlight Supply Chain Management Company.

	By:	/s/ CHAN Wai Lun
	Name:	CHAN Wai Lun
	Title:	Principal Executive Officer and Principal Financial Officer

