Form 10-Q/A
period 2017-01-31
Starlight Supply Chain Management Co
filed 2017-03-31
CIK 1610457

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

Information regarding this Amendment No. 1 to the Form 10-Q for the quarter ended January 31, 2017. The box indicating that the Registrant was a shell company on the cover page of the Form 10-Q filed on March 17, 2017, was inadvertently checked. The Company is not a shell company and this Amendment No. 1 is being filed to correct that error.

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

Dated: March 30, 2017	Starlight Supply Chain Management Company

	By:	/s/ CHAN Wai Lun
	Title:	Principal Executive Officer and Principal Financial Officer

3